Form 10-Q
period 2007-06-30
hhgregg, Inc.
filed 2007-08-14
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number 001-33600

hhgregg, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8819207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4151 East 96th Street Indianapolis, IN	46240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 848-8710

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                     Accelerated Filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of August 14, 2007 was 32,241,600.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

Three Months Ended June 30, 2007

Part I: Financial Information

ITEM 1. Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands, except share data)
Net sales	$254,159	$203,248
Cost of goods sold	174,801	140,777

Gross profit	79,358	62,471
Selling, general and administrative expenses	59,233	50,271
Net advertising expense	11,057	9,982

Income from operations	9,068	2,218

Other expense (income):
Interest expense	3,612	4,630
Interest income	(5)	(5)
Loss (gain) related to early extinguishment of debt	608	(168)

Total other expense	4,215	4,457

Income (loss) before income taxes	4,853	(2,239)
Income tax expense (benefit)	1,980	(862)

Net income (loss)	$2,873	$(1,377)

Basic net income (loss) per share	$0.10	$(0.05)
Diluted net income (loss) per share	$0.10	$(0.05)
Weighted average shares outstanding—Basic	28,491,600	28,509,600
Weighted average shares outstanding—Diluted	29,536,938	28,671,144

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	March 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,328	$1,498
Accounts receivable – trade, less allowances of $255 and $409, respectively	13,308	10,641
Accounts receivable – other, less allowances of $26 and $16, respectively	12,450	11,203
Merchandise inventories	120,914	113,602
Prepaid expenses and other current assets	4,549	7,239
Deferred income taxes	1,653	1,574

Total current assets	154,202	145,757

Net property and equipment	54,273	52,129
Deferred financing costs, net	5,818	6,342
Deferred income taxes	85,463	85,891
Other	371	406

	145,925	144,768

Total assets	$300,127	$290,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,502	$73,973
Line of credit	9,940	—
Customer deposits	17,766	16,958
Accrued liabilities	34,173	36,325

Total current liabilities	139,381	127,256

Long-term liabilities:
Long-term debt	129,597	134,459
Other long-term liabilities	11,448	12,517

Total long–term liabilities	141,045	146,976

Total liabilities	280,426	274,232

Stockholders’ equity:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2007 and March 31, 2007	—	—
Common stock; no par value; 52,500,000 shares authorized; 28,491,600 shares issued and outstanding as of June 30, 2007 and March 31, 2007	114,421	113,909
Accumulated deficit	(94,528)	(97,401)

	19,893	16,508
Note receivable for common stock	(192)	(215)

Total stockholders’ equity	19,701	16,293

Total liabilities and stockholders’ equity	$300,127	$290,525

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands, except share data)
Operating activities:
Net income (loss)	$2,873	$(1,377)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,828	2,983
Amortization of deferred financing costs	316	396
Accretion of original issue discount	138	124
Stock-based compensation	512	—
(Gain) loss on disposal of assets	(16)	20
Loss (gain) on early extinguishment of debt	608	(168)
Deferred income taxes	349	(878)
Changes in operating assets and liabilities:
Accounts receivable – trade	(2,667)	(1,100)
Accounts receivable – other	(1,248)	(1,379)
Merchandise inventories	(7,312)	(10,033)
Prepaid expenses and other assets	(1,062)	411
Deposits	3,787	2,207
Accounts payable – third parties	—	(1,050)
Accounts payable – vendors	8,297	7,523
Customer deposits	808	(580)
Other accrued liabilities	(2,036)	(1,983)
Other long–term liabilities	(2,059)	225

Net cash provided by (used in) operating activities	4,116	(4,659)

Investing activities:
Purchases of property and equipment	(6,969)	(2,356)
Proceeds from sale and leaseback transaction	2,300	2,725
Deposit on future sale and leaseback transaction	700	—
Proceeds from sales of property and equipment	4	85

Net cash (used in) provided by investing activities	(3,965)	454

Financing activities:
Net (decrease) increase in bank overdrafts	(4,768)	1,556
Net borrowings on line of credit	9,940	8,800
Payments received on notes receivable for issuance of common stock from GIC	23	4
Payment for early debt extinguishment	(5,516)	(7,445)

Net cash (used in) provided by financing activities	(321)	2,915

Net decrease in cash and cash equivalents	(170)	(1,290)
Cash and cash equivalents:
Beginning of period	1,498	2,301

End of period	$1,328	$1,011

Supplemental disclosure of cash flow information:
Interest paid	$312	$322
Income taxes paid	4,781	—

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization

Formation

hhgregg, Inc. (hhgregg or the Company) was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances, Inc. (Gregg Appliances) contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances. On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders.

Transfers or exchanges of assets or equity instruments between enterprises under common control are not business combinations. Therefore, the formation transaction of hhgregg was recorded at the carrying value of the transferring enterprise (Gregg Appliances) in a manner similar to a pooling-of-interests and not at fair value. Gregg Appliances’ financial statements are presented as historical comparisons for hhgregg prior to the aforementioned date of corporate reorganization.

Description of Business

hhgregg is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of June 30, 2007, the Company had 79 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Gregg Appliances and the notes thereto for the fiscal year ended March 31, 2007, included in the Company’s prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary Gregg Appliances.

Property and Equipment

The Company sold two buildings in the three months ended June 30, 2007. The Company leased the buildings back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” Net proceeds from the transactions were $2.3 million. Net proceeds exceeded the cost of the buildings by $0.3 million and the excess is being amortized over the life of the leases. The Company does not have any continuing ownership interest with the sale and leaseback locations. The leases are accounted for as operating leases.

Common Stock

On June 14, 2007, Gregg Appliances’ board of directors approved a two-for-one stock split for the issued and outstanding common stock of Gregg Appliances effective June 29, 2007. All share information included in the accompanying unaudited condensed consolidated financial statements for all periods presented reflects the stock split.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is evaluating the impact of the adoption of SFAS 157, if any, on the consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS 159, if any, on the consolidated financial position and results of operations.

3. Properties

Property and equipment consisted of the following at June 30, 2007 and March 31, 2007 (in thousands):

	June 30, 2007	March 31, 2007
Buildings	$—	$1,997
Machinery and equipment	7,812	7,465
Office furniture and equipment	46,754	45,385
Vehicles	5,537	5,533
Signs	4,564	4,254
Leasehold improvements	37,119	35,026
Construction in progress	6,377	3,732

	108,163	103,392
Less accumulated depreciation and amortization	(53,890)	(51,263)

Net property and equipment	$54,273	$52,129

4. Net Income Per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the three months ended June 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2007	June 30, 2006
Net income, as reported (A)	$2,873	$(1,377)
Weighted average outstanding shares of common stock (B)	28,491,600	28,509,600
Dilutive effect of employee stock options and stock appreciation rights	1,045,338	161,544

Common stock and common stock equivalents (C)	29,536,938	28,671,144

Net income per share:
Basic (A/B)	$0.10	$(0.05)
Diluted (A/C)	$0.10	$(0.05)

Antidilutive shares not included in the diluted per share calculation for the three months ended June 30, 2007 and 2006 were 72,000 and 1,853,000, respectively.

5. Inventories

Inventories as of June 30, 2007 and March 31, 2007 were comprised as follows (in thousands):

	June 30, 2007	March 31, 2007
Appliances	$48,839	$39,510
Electronics	68,041	70,520
Bedding and furniture	4,034	3,572

	$120,914	$113,602

6. Debt

Debt outstanding consisted of the following at June 30, 2007 and March 31, 2007 (in thousands):

	June 30, 2007	March 31, 2007
Revolving credit facility	$9,940	$—
9.0% senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	111,205	116,205
6.0% junior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $6,608 and $6,746 at June 30, 2007 and March 31, 2007, respectively	18,392	18,254

Total debt	139,537	134,459
Less current maturities	(9,940)	—

Total long-term debt	$129,597	$134,459

In connection with Gregg Appliances’ recapitalization on February 3, 2005, Gregg Appliances issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes mature on February 3, 2013.

Through June 30, 2007, Gregg Appliances has repaid $53.8 million of its 9% senior notes of which $5.0 million was repaid during the three months ending June 30, 2007 at a weighted-average price of 108.0% of face value. For the three months ended June 30, 2007, Gregg Appliances recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs, of approximately $0.6 million.

On February 3, 2005, Gregg Appliances issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount, which is included in interest expense in the accompanying condensed consolidated statements of income, was approximately $0.1 million for the three months ended June 30, 2007 and 2006, respectively.

Gregg Appliances has a revolving credit agreement with a bank group for up to $75 million. The facility includes a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Gregg Appliances pays an annual commitment fee of 3/8% on the unused portion of the facility.

The interest rate based on the bank’s prime rate as of June 30, 2007 was 8.50%. As of June 30, 2007, Gregg Appliances had $9.9 million of borrowings outstanding under the revolving credit facility and $3.0 million of letters of credit outstanding. As of June 30, 2007, the total borrowing availability under the revolving credit facility was $62.0 million.

The unsecured senior notes and the revolving credit facility are guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, LLC (HHG), which has substantially no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, and debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless Gregg Appliances achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at June 30, 2007.

7. Income Taxes

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred income tax assets.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

At April 1, 2007 and June 30, 2007, the Company had no liability for unrecognized tax benefits, after the adoption of FIN No. 48.

The Company recognizes interest and penalties in income tax expense in our consolidated statements of operations. At April 1, 2007 and June 30, 2007, we had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2003.

8. Subsequent Events

On July 19, 2007, the stockholders of Gregg Appliances contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this corporate reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances.

On July 24, 2007, hhgregg closed its initial public offering of 9,375,000 shares of common stock at a price of $13.00 per share, 5,625,000 of which were sold by certain selling stockholders. The initial public offering results in gross proceeds to the Company of approximately $48.8 million. The shares are listed on the New York Stock Exchange and trade under the symbol “HGG”.

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Credit Facility), with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings are payable quarterly and at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin.

The loans under the Term B Credit Facility will be repaid in consecutive quarterly installments of $250,000 each, commencing September 30, 2007, with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Credit Facility subject to certain requirements. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with:

(i)	50% of Gregg Appliances’ annual excess cash flow (as defined in the Term B Credit Facility) commencing with its fiscal year ending March 31, 2009 (which percentage will be reduced to 25% and 0% if Gregg Appliances achieves a total leverage ratio of less than 1.5 to 1.0 and 1.25 to 1.0, respectively);

(ii)	100% of the net cash proceeds of asset sales, insurance and condemnation proceeds or other dispositions of property, subject to certain exceptions and to Gregg Appliances’ right to reinvest the proceeds within a specified period; and

(iii)	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Term B Credit Facility.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Credit Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group that provides a senior secured asset based revolving credit facility of up to $100 million. Borrowings under the ABL Facility are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit.

The Amended and Restated Loan and Security Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default generally as described below for the new Term B Credit Facility. The ABL Facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of “excess availability” at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of “excess availability”, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control.

On July 25, 2007, hhgregg repaid $107.8 million of Gregg Appliances’ outstanding 9% Senior Notes pursuant to an Offer to Purchase and Consent Solicitation commenced by Gregg Appliances on June 26, 2007 and paid $25 million to redeem Gregg Appliances’ outstanding Junior Notes.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•	Overview

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended March 31, 2007, included in our prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007, as well as our reports on Form 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of June 30, 2007, we operated 79 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. We operate as one reportable segment.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 86% and 87% of our net sales mix for the three months ended June 30, 2007 and 2006, respectively.

We strive to differentiate ourselves through our customer purchase experience starting with a highly-trained, consultative commissioned sales force which educates our customers on the features and benefits of our products, followed by rapid product delivery and installation, and ending with helpful post-sales support services. We carefully monitor our competition to ensure that our prices are competitive in the market place. Our experience has been that informed customers often choose to buy a more heavily- featured product once they understand the applicability and benefits of its features. Heavily-featured products typically carry higher average selling prices and higher margins than less-featured, entry-level price point products. Our gross profit margin, defined as net sales less the related cost of goods sold expressed as a percentage of sales, has exceeded 31% for the past three fiscal years and has been driven by this enhanced sales mix.

Store Development Strategy. Over the past several years, we have adhered closely to a development strategy of adding stores to metropolitan markets in clusters to achieve rapid market share penetration and more efficiently leverage our distribution network, advertising and regional management costs. Our expansion plans include looking for new markets where we believe there is significant underlying demand for stores, typically in areas that demonstrate above-average economic growth, strong household incomes and growth in new housing starts and/or remodeling activity. Our markets typically include most or all of our major competitors. We plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us to improve our market share and realize operating efficiencies.

In fiscal 2008, we plan to open approximately 13 to 15 new stores primarily by entering new markets in Raleigh/Durham, Birmingham. We plan to enter the Florida market in early fiscal 2009. We expect the Florida market to provide us with significant store growth opportunities in the future.

Industry and Economic Factors. Both the consumer electronics and home appliance industries have experienced attractive growth rates over the past several years, driven by product innovations and introductions particularly in the premium segment that we target. Our average selling prices for major appliances have increased for the last three fiscal years in part due to innovations in high-efficiency laundry and three-door refrigeration. This trend has added stability to our sales performance relative to our consumer electronics-focused competitors.

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points, which are then gradually reduced to drive consumption. For example, as prices for digital flat-panel television products fall below the $3,000 range, more of our customers purchase them, with the result that the average unit selling price of the video products we carry and the quantity we sell have risen in each of the last three fiscal years. We do not expect this trend to materially change for the foreseeable future.

According to the Consumer Electronics Association, or the CEA, sales of consumer electronics are expected to remain strong, growing by 6.5% in 2007 due to the continued adoption of digital and more portable products along with continuing trends of price declines for higher-ticket items, such as flat panel televisions. Display Search, a wholly-owned subsidiary of the CEA, projects digital television sales to grow at a compound annual growth rate of 12.7% through 2010, in part due to the FCC mandate that all televisions incorporate a digital tuner by 2009.

The Association of Home Appliance Manufacturers, or AHAM, is currently projecting a 2.6% increase in shipments of major appliances including washers, dryers, dishwashers, refrigerators, freezers and ranges in calendar 2007 to 47.8 million units. We believe that form and aesthetics have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances that we have benefited from for the past three fiscal years is not expected to change dramatically for the foreseeable future.

Material Trends and Uncertainties. The innovation in certain consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins. As certain of our products become commodities, we focus on selling the next generation of these affected products, carefully managing the depth and breadth of commoditized products that we offer and introducing all-together new product lines which are complementary to our existing product mix.

There has been price compression in flat panel televisions for equivalent screen sizes over the past several years. As with similar product life cycle experiences with console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 1080p and 120hz technologies, (two technological developments that enhance display quality) larger screen sizes and, in certain circumstances, increasing our unit sales at a rate greater than the decline in product prices.

There has been a decline in new housing starts in the past year. Nonetheless, according to Home Furnishings News, U.S. consumer spending on major appliances reached $19.5 billion in calendar 2006, representing an increase of 7.1% over calendar 2005. Through the five months ended May 31, 2007, according to AHAM, there has been a 6.6% decline in year-over-year unit shipments of major appliances. A significant portion of the unit shipment declines have been borne by the manufacturers who sell to the largest homebuilders directly. We have, as in past housing downturns, attempted to carefully manage our assortment ensuring that it is tailored toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. As a result, our appliance product category had a 7.0% comparable store sales increase during the five months ending May 31, 2007.

Seasonality. Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31 due to the overall demand for digital electronics during the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to offset the seasonality of our overall business.

Critical Accounting Policies and Estimates

We describe our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2007 in our prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended June 30,
	2007	2006
Net sales	$254,159	$203,248
Net sales % gain	25.0%	9.9%
Comparable store sales % gain (1)	8.8%	1.0%
Gross profit as % of net sales	31.2%	30.7%
SG&A as % of net sales	23.3%	24.7%
Net advertising expense as % of net sales	4.4%	4.9%
Income from operations	3.6%	1.1%
Other expense	1.7%	2.2%
Income tax expense (benefit)	0.8%	(0.4)%
Net income (loss)	$2,873	$(1,377)
Diluted net income (loss) per share	$0.10	$(0.05)

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $2.9 million, or $0.10 per diluted share, in the first quarter of fiscal 2008, compared with a net loss of $1.4 million, or $(0.05) per diluted share, in the comparable prior year period. The improvement in earnings reflects strong comparable store sales growth, an increase in our gross profit rate, improved leverage in SG&A and net advertising rates and reduced interest expense due to significant debt de-leveraging during the past 12 months.

Net sales for the three months ended June 30, 2007 increased 25.0% to $254.2 million from $203.2 million for the three months ended June 30, 2006. This increase in sales was primarily attributable to the addition of ten stores during the past 12 months and an 8.8% increase in comparable store sales during the first quarter of fiscal 2008.

Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2007 and 2006 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Video	39%	39%	9.5%	1.9%
Appliances	47%	48%	6.9%	1.3%
Other (1)	14%	13%	18.7%	(3.0)%

Total	100%	100%	8.8%	1.0%

(1)	Primarily consists of audio, personal electronics, mattresses and computer notebooks.

Our 8.8% comparable store sales increase for the three months ended June 30, 2007 primarily reflects a higher average selling price driven by continued increases in sales of higher-ticket items in video, major appliances and mattresses. Our video sales performance was fueled by triple-digit flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Our appliance product category growth reflected continuing, increased demand for high-efficiency major appliances, particularly in the laundry, dishwasher and cooking sub-categories. The comparable store sales increase in our other product category was primarily due to the company-wide roll-out of mattresses in the early part of fiscal 2007.

Gross profit rate increased by 0.5% to 31.2% for the three months ended June 30, 2007 from 30.7% for the three months ended June 30, 2006. The increase in gross profit, as a percentage of sales, was primarily attributable to improved product mix and margin in key merchandise categories.

SG&A expenses decreased by 1.4%, as a percentage of sales, from 24.7% for the three months ended June 30, 2006 to 23.3% for the three months ended June 30, 2007. The decrease in SG&A rate for the three months ended June 30, 2007 was primarily attributable to the leveraging effect of our sales growth across many expense categories and decreases in insurance and depreciation expense.

As a percentage of sales, net advertising expense decreased 0.5% to 4.4% for the three months ended June 30, 2007 from 4.9% for the three months ended June 30, 2006. The decrease was primarily attributable to an increase in vendor support.

Other Expense. Other expense declined to $4.2 million for the three months ended June 30, 2007 from $4.5 million for the three months ended June 30, 2006. This decrease in other expense was primarily due to a decrease of approximately $1.0 million in net interest expense partially offset by an increase of approximately $0.7 million in loss related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the repurchased senior notes during the three months ended June 30, 2007, along with the associated write-off of debt issuance costs.

Income Tax Expense. The increase in income tax expense of $2.8 million during the first quarter of fiscal 2008 compared to fiscal 2007 was primarily the result of the increase of income before income taxes for the three months ended June 30, 2007 compared to the loss before income taxes for the three months ended June 30, 2006.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	$4,116	$(4,659)
Net cash (used in) provided by investing activities	(3,965)	454
Net cash (used in) provided by financing activities	(321)	2,915

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocating existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures of $7.0 million for the three months ended June 30, 2007 were $4.6 million greater than prior year. The increase in capital expenditures from fiscal 2008 over 2007 is primarily attributable to a greater number of store openings during the periods and continued investments in our information systems. We expect capital expenditures, net of proceeds from forward funding arrangements, to range between $22 million and $24 million for fiscal 2008.

Cash Provided by (Used in) Operating Activities. Cash provided by (used in) operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by (used in) operating activities was $4.1 million and $(4.7) million for the three months ended June 30, 2007 and 2006, respectively. The increase in cash flows, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily the result of an increase in net income and a decrease in inventories.

Cash Provided by (Used in) Investing Activities. Cash provided by (used in) investing activities was $(4.0) million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cash used in investing activities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is due to an increase in purchases of property and equipment.

Cash (Used In) Provided by Financing Activities. Cash (used in) provided by financing activities was $(0.3) million and $2.9 million for the three months ended June 30, 2007 and 2006, respectively. The decrease in cash used in financing activities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to a decrease in bank overdrafts partially offset by a decrease in payments for the early extinguishment of debt and an increase in borrowings under our line of credit.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013.

Through June 30, 2007, we had repaid $53.8 million of our 9% senior notes of which $5.0 million was purchased during the three months ending June 30, 2007 at a weighted-average price of 108.0% of face value. For the three months ended June 30, 2007, we recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs of approximately $0.6 million. Pursuant to an Offer to Purchase and Consent Solicitation commenced on June 26, 2007 by Gregg Appliances, we purchased $107.8 million in principal amount of the 9% senior notes on July 25, 2007 for an aggregate purchase price of $117.7 million. There are currently approximately $3.4 million, in principal amount, of 9% senior notes outstanding.

Junior Subordinated Notes. On February 3, 2005 we issued to certain of our stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Accretion of the discount, which is included in interest expense in the accompanying condensed consolidated statements of income, was approximately $0.1 million for the three months ended June 30, 2007. The junior notes were repaid in full on July 25, 2007.

Revolving Credit Facility. As of June 30, 2007, we had a revolving credit agreement with a bank group for up to $75 million. The facility included a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement were subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings was payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Until the agreement was amended on January 17, 2007, we paid an annual commitment fee of 3/8% on the unused portion of the facility. Under the amended agreement the annual commitment fee was reduced to 1/4% on the unused portion of the facility.

The interest rate based on the bank’s prime rate as of June 30, 2007 was 8.5%. As of June 30, 2007, the Company had borrowings outstanding under the revolving credit facility of $9.9 million and $3.0 million of letters of credit outstanding. As of June 30, 2007, the total borrowing availability under the revolving credit facility was $62.0 million.

The unsecured senior notes and the revolving credit are guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, LLC (HHG), which has substantially no assets or operations. The guarantee is full and unconditional and we have no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless we achieve a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. We were in compliance with the restrictions and covenants in the debt agreements at June 30, 2007.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group that provides a senior secured asset based revolving credit facility of up to $100 million. Borrowings under the ABL Facility are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit.

The Amended and Restated Loan and Security Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default generally as described below for the new Term B Credit Facility. The ABL Facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of “excess availability” at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of “excess availability”, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control.

Term B Credit Facility. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Credit Facility) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings are payable quarterly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin.

The loans under the Term B Credit Facility will be repaid in consecutive quarterly installments of $250,000 each, commencing September 30, 2007, with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Credit Facility subject to certain requirements. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with:

(iii)	50% of Gregg Appliances’ annual excess cash flow (as defined in the Term B Credit Facility) commencing with its fiscal year ending March 31, 2009 (which percentage will be reduced to 25% and 0% if Gregg Appliances achieves a total leverage ratio of less than 1.5 to 1.0 and 1.25 to 1.0, respectively);

(iv)	100% of the net cash proceeds of asset sales, insurance and condemnation proceeds or other dispositions of property, subject to certain exceptions and to Gregg Appliances’ right to reinvest the proceeds within a specified period; and

(iii)	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Term B Credit Facility.

The Term B Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Credit Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact of the adoption of SFAS 157, if any, on the consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS 159, if any, on the consolidated financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in the floating rate interest on outstanding debt under our revolving credit facility. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We may consider entering into interest rate hedging agreements at such time as we deem appropriate.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures based solely on the definition of “Disclosure Controls and Procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended June 30, 2007, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving the stated goals under all potential future conditions.

Part II - Other Information

ITEM 1. Legal Proceedings

We are party to various legal actions in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or operations.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in “Risk Factors” in the Company’s prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007.

ITEM 5. Other Information

On August 9, 2007, our board of directors was increased from eight to nine members with the addition of Darell E. Zink. Darell E. Zink, 60, was also appointed to the audit committee to fill the vacancy caused by Benjamin D. Geiger’s resignation. Benjamin D. Geiger remains a member of our board of directors and continues to serve on the executive committee.

Since October 2004, Mr. Zink has served as Chairman and Chief Executive Officer of Strategic Capital Partners, LLC, a real estate investment management firm. Prior to that, Mr. Zink served as Vice Chairman of Duke Realty Corporation from January 2004 to October 2004 and as Executive Vice President and Chief Financial Officer from October 1993 to December 2003. Prior to that, Mr. Zink was a general partner in the private company predecessor of Duke Realty Corporation from June 1982 to October 1993. Mr. Zink has served as Chief Executive Officer of HKZ Enterprises, a real estate development company, since September 2004. Presently, Mr. Zink serves as a director on the Board of Fifth Third Bank (Indiana). He previously served on the Boards of Duke Realty Corporation (NYSE), People’s Bank (NASDAQ) and Windrose Medical Properties Trust (NYSE) where he chaired the Audit Committee.

ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Donald J.B. Van der Wiel
Donald J.B. Van der Wiel Chief Financial Officer

Dated: August 14, 2007