Form 10-Q
period 2007-09-30
hhgregg, Inc.
filed 2007-11-14
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated Filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of November 14, 2007 was 32,241,600.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended September 30, 2007

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands, except share data)		(In thousands, except share data)
Net sales	$287,897	$237,718	$542,056	$440,966
Cost of goods sold	199,317	161,830	374,118	302,607

Gross profit	88,580	75,888	167,938	138,359
Selling, general and administrative expenses	64,055	55,673	123,288	105,944
Net advertising expense	12,539	10,022	23,596	20,004

Income from operations	11,986	10,193	21,054	12,411

Other expense (income):
Interest expense	2,540	4,523	6,152	9,153
Interest income	(34)	(10)	(39)	(15)
Loss (gain) related to early extinguishment of debt	21,087	(127)	21,695	(295)

Total other expense	23,593	4,386	27,808	8,843

Income (loss) before income taxes	(11,607)	5,807	(6,754)	3,568
Income tax expense (benefit)	(4,715)	2,281	(2,735)	1,419

Net income (loss)	$(6,892)	$3,526	$(4,019)	$2,149

Basic net income (loss) per share	$(0.22)	$0.12	$(0.13)	$0.08
Diluted net income (loss) per share	$(0.22)	$0.12	$(0.13)	$0.07
Weighted average shares outstanding—Basic	31,467,143	28,494,339	29,987,502	28,501,928
Weighted average shares outstanding—Diluted	31,467,143	29,189,214	29,987,502	29,196,803

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	March 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,556	$1,498
Accounts receivable – trade, less allowances of $288 and $409, respectively	14,646	10,641
Accounts receivable – other, less allowances of $52 and $16, respectively	16,117	11,203
Merchandise inventories	141,009	113,602
Prepaid expenses and other current assets	2,957	7,239
Deferred income taxes	2,263	1,574

Total current assets	178,548	145,757

Net property and equipment	60,688	52,129
Deferred financing costs, net	3,883	6,342
Deferred income taxes	87,667	85,891
Other	400	406

	152,638	144,768

Total assets	$331,186	$290,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,962	$73,973
Line of credit	15,681	—
Current maturities of long-term debt	1,000	—
Customer deposits	18,282	16,958
Accrued liabilities	32,052	36,325

Total current liabilities	159,977	127,256

Long-term liabilities:
Long-term debt, net of current maturities	102,108	134,459
Other long-term liabilities	12,786	12,517

Total long–term liabilities	114,894	146,976

Total liabilities	274,871	274,232

Stockholders’ equity:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2007 and March 31, 2007	—	—
Common stock; no par value; 52,500,000 shares authorized; 32,241,600 and 28,491,600 shares issued and outstanding as of September 30, 2007 and March 31, 2007	158,139	113,909
Other comprehensive loss	(212)	—
Accumulated deficit	(101,420)	(97,401)

	56,507	16,508
Note receivable for common stock	(192)	(215)

Total stockholders’ equity	56,315	16,293

Total liabilities and stockholders’ equity	$331,186	$290,525

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2007	September 30, 2006
	(In thousands)
Operating activities:
Net income (loss)	$(4,019)	$2,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,882	5,983
Amortization of deferred financing costs	487	782
Accretion of original issue discount	188	249
Stock-based compensation	862	33
Loss on disposal of assets	5	58
Loss (gain) on early extinguishment of debt	21,695	(295)
Deferred income taxes	(2,323)	1,408
Changes in operating assets and liabilities:
Accounts receivable – trade	(4,005)	(5,491)
Accounts receivable – other	(4,915)	(2,882)
Merchandise inventories	(27,407)	(15,428)
Prepaid expenses and other assets	432	886
Deposits	3,856	2,230
Accounts payable – third parties	—	(529)
Accounts payable – vendors	23,511	23,431
Customer deposits	1,324	680
Other accrued liabilities	(4,273)	(519)
Other long – term liabilities	(1,767)	2,766

Net cash provided by operating activities	9,533	15,511

Investing activities:
Purchases of property and equipment	(16,527)	(9,399)
Proceeds from sale and leaseback transaction	2,300	2,725
Deposit on future sale and leaseback transaction	1,400	1,104
Proceeds from sales of property and equipment	64	124

Net cash used in investing activities	(12,763)	(5,446)

Financing activities:
Proceeds from issuance of common stock	48,750	—
Transaction costs for stock issuance	(5,382)	—
Repurchase of stock previously issued	—	(105)
Payments received on notes receivable for issuance of common stock	23	4
Net decrease in bank overdrafts	(4,522)	(444)
Net borrowings on line of credit	15,681	—
Payment on notes payable	(250)	—
Payment of financing costs	(2,930)	—
Proceeds from issuance of term loan	100,000	—
Payment for early debt extinguishment	(148,082)	(10,179)

Net cash provided by (used in) financing activities	3,288	(10,724)

Net increase (decrease) in cash and cash equivalents	58	(659)
Cash and cash equivalents:
Beginning of period	1,498	2,301

End of period	$1,556	$1,642

Supplemental disclosure of cash flow information:
Interest paid	$5,182	$8,309
Income taxes paid	5,899	72

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

Description of Business

hhgregg is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of September 30, 2007, the Company had 80 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Gregg Appliances and the notes thereto for the fiscal year ended March 31, 2007, included in the Company’s prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary Gregg Appliances. The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing (HHG) which is inactive. HHG’s assets consist of a 5% ownership interest in a distributing company, totaling $100,000, accounted for on the cost method.

Property and Equipment

The Company sold two locations in the six months ended September 30, 2007. The Company leased the locations back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, Accounting for Leases. Net proceeds from the transactions were $2.3 million. The Company recognized a gain of $0.3 million on the transactions and the gains are being amortized over the life of the leases. The Company does not have any continuing ownership interest with the sale and leaseback locations. The leases are accounted for as operating leases.

Common Stock

On June 14, 2007, the Gregg Appliances’ board of directors approved a two-for-one stock split for the issued and outstanding common stock of Gregg Appliances effective June 29, 2007. All share information included in the accompanying consolidated financial statements for all periods presented reflects the stock split.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income (loss).

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is planning to adopt SFAS 157 beginning in the first quarter of fiscal 2009. The Company is evaluating the impact of the adoption of SFAS 157, if any, on the consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. The Company plans on adopting SFAS 159 beginning in the first quarter of fiscal 2009. The Company is evaluating the impact of SFAS 159, if any, on the consolidated financial position and results of operations.

3. Derivative Instruments and Hedging Activities

During the quarter ended September 30, 2007, the Company entered into an interest-rate related derivative instrument to manage its exposure on its debt instruments.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of its term-loan debt. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

During the quarter ended September 30, 2007 the hedge was highly effective and a net unrealized loss of $0.2 million was recorded in other comprehensive loss in the Company’s condensed consolidated balance sheets.

4. Properties

Property and equipment consisted of the following at September 30, 2007 and March 31, 2007 (in thousands):

	September 30, 2007	March 31, 2007
Buildings	$—	$1,997
Machinery and equipment	8,345	7,465
Office furniture and equipment	53,064	45,385
Vehicles	5,515	5,533
Signs	4,729	4,254
Leasehold improvements	38,029	35,026
Construction in progress	7,343	3,732

	117,025	103,392
Less accumulated depreciation and amortization	(56,337)	(51,263)

Net property and equipment	$60,688	$52,129

5. Net Income Per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the three and six months ended September 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss), as reported (A)	$(6,892)	$3,526	$(4,019)	$2,149
Weighted average outstanding shares of common stock (B)	31,467,143	28,494,339	29,987,502	28,501,928
Dilutive effect of employee stock options and stock appreciation rights	—	694,875	—	694,875

Common stock and common stock equivalents (C)	31,467,143	29,189,214	29,987,502	29,196,803
Net income per share:
Basic (A/B)	$(0.22)	$0.12	$(0.13)	$0.08
Diluted (A/C)	$(0.22)	$0.12	$(0.13)	$0.07

For the three and six months ended September 30, 2007, no stock options or restricted units were included in the computation of diluted per share due to the Company’s reported net loss. Antidilutive shares not included in the diluted per share calculation for the three and six months ended September 30, 2007 and 2006 were 4,581,668 and 1,332,500, respectively.

6. Inventories

Inventories as of September 30, 2007 and March 31, 2007 were comprised as follows (in thousands):

	September 30, 2007	March 31, 2007
Appliances	$41,826	$39,510
Electronics	95,057	70,520
Bedding and furniture	4,126	3,572

	$141,009	$113,602

7. Debt

Debt outstanding consisted of the following at September 30, 2007 and March 31, 2007 (in thousands):

	September 30, 2007	March 31, 2007
Line of credit	$15,681	$—
Senior secured term loan maturing on July 25, 2013, interest due quarterly	99,750	—
9.0% senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	116,205
6.0% junior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $6,746 at March 31, 2007	—	18,254

Total debt	118,789	134,459
Less current maturities	(16,681)	–

Total long-term debt	$102,108	$134,459

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings are payable quarterly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin.

The loans under the Term B Facility will be repaid in consecutive quarterly installments of $250,000 each, commencing September 30, 2007, with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Facility subject to certain requirements. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility).

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at September 30, 2007.

Pursuant to an Offer to Purchase and Consent Solicitation commenced on June 26, 2007 by Gregg Appliances, Gregg Appliances’ purchased $107.8 million in principal amount of the 9% senior notes on July 25, 2007 for an aggregate purchase price of $117.7 million. For the three months ended September 30, 2007, Gregg Appliances’ recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the 9% senior notes, net of related capitalized debt issuance costs of approximately $14.1 million. Prior to the Offer to Purchase and Consent Solicitation, Gregg Appliances had purchased $53.8 million of Gregg Appliances’ 9% senior notes of which $5.0 million was purchased during the three months ending June 30, 2007. As of September 30, 2007, there are currently approximately $3.4 million in principal amount of 9% senior notes outstanding.

During the three months ended September 30, 2007, the 6% junior notes were repaid in full and the Company recorded a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.6 million.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of “excess availability”, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had substantially no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at September 30, 2007.The Amended and Restated Loan and Security Agreement took the place of the previous revolving credit agreement for up to $75 million.

The interest rate based on the bank’s prime rate minus 0.25% as of September 30, 2007 was 7.5%. As of September 30, 2007, Gregg Appliances had $15.7 million of borrowings outstanding under the revolving credit facility and $3.0 million of letters of credit outstanding. As of September 30, 2007, the total borrowing availability under the revolving credit facility was $81.3 million.

8. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s condensed consolidated results of operations and balance sheets.

At April 1, 2007 and September 30, 2007, the Company had no liability for unrecognized tax benefits, after the adoption of FIN 48.

The Company recognizes interest and penalties in income tax expense in our consolidated statements of operations. At April 1, 2007, the Company had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2003.

9. Stock-based Compensation

On April 12, 2007, the Company’s Board of Directors approved the adoption of the hhgregg, Inc. 2007 Equity Incentive Plan (Equity Incentive Plan). The Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, awards of restricted stock, awards of restricted stock units, awards of performance units, and stock grants. The maximum number of shares of common stock that can be issued pursuant to awards under the Company’s Equity Incentive Plan, including options intended to qualify as incentive stock options under Section 422 of the Code, is 3,000,000 shares. The term of the Company’s Equity Incentive Plan commenced on the date of approval by the Company’s Board of Directors and continues until the tenth anniversary of the approval by the Company’s Board of Directors. The Company’s Equity Incentive Plan is administered by the Company’s Compensation Committee.

During the three months ended September 30, 2007, the Company granted options for 603,000 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $4.73 during the three months ended September 30, 2007, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	5.09%
Dividend yield	—
Expected volatility	33.50%
Expected life of the options (years)	4.5

Risk-Free Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term commensurate with the estimated expected life of the stock options.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends and has no expectation to do so in the foreseeable future.

Expected Volatility: The Company uses an independent valuation advisor to assist them in projecting expected stock price volatility. The Company considers both the historical volatility of its peer group’s stock price as well as implied volatilities from exchange-traded options on its peer group’s stock in accordance with SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method described in SAB 107.

Estimated Forfeitures: Beginning April 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects. Prior to 2006, the Company accounted for forfeitures of employee stock options for pro forma disclosure purposes under SFAS 123 on an as-incurred basis.

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2007	4,024,000	$6.78
Granted	603,000	13.01
Exercised	—	—
Canceled	(45,332)	6.69

Outstanding at September 30, 2007	4,581,668	$7.60

The following table summarizes the vesting activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2007	2,842,000	$1.41
Granted	603,000	4.73
Vested	(1,216,041)	1.05
Canceled	(45,332)	0.79

Nonvested at September 30, 2007	2,183,627	$2.53

The following table summarizes the Company’s outstanding stock options as of September 30, 2007:

Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Term (in years)	Weighted Average Exercise Price per Share
$ 5.00 -$ 7.50	3,101,501	5.02	$5.87
$10.00 -$15.00	1,480,167	5.64	$11.23

	4,581,668	5.22	$7.60

At September 30, 2007, 2,398,041 stock options were vested and exercisable. These options have a weighted-average fair value at date of grant of $0.75 and a weighted-average remaining contractual term of 4.90 years.

Unrecognized compensation cost related to non-vested stock options at September 30, 2007 was approximately $4.6 million which is expected to be recognized over a weighted-average term of 2.5 years.

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes the changes in the fair value of the Company’s interest rate swap. Comprehensive income (loss) for the three and six months ended September 30, 2007 and September 30, 2006 comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss), as reported	$(6,892)	$3,526	$(4,019)	$2,149
Unrealized loss on hedge arrangement, net of tax	(212)	—	(212)	—

Comprehensive income (loss)	$(7,104)	$3,526	$(4,231)	$2,149

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended March 31, 2007, included in our prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007, as well as our subsequent reports on Form 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of September 30, 2007, we operated 80 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. We operate as one reportable segment.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 86% and 88% of our net sales mix for the three months ended September 30, 2007 and 2006, respectively.

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

Store Development Strategy. Over the past several years, we have adhered closely to a development strategy of adding stores to metropolitan markets in clusters to achieve rapid market share penetration and more efficiently leverage our distribution network, advertising and regional management costs. Our expansion plans include identifying new markets where we believe there is significant underlying demand for our stores, typically in areas that demonstrate above-average economic growth, strong household incomes and growth in new housing starts and/or remodeling activity. Our markets typically include most or all of our major competitors. We plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us to improve our market share and realize operating efficiencies.

In our fiscal year ended March 31, 2008, we plan to open approximately 13 to 15 new stores primarily by entering new markets in Raleigh/Durham, Birmingham and northern Florida. We plan to enter the central Florida market in our fiscal year ending March 31, 2009. We expect the Florida market to provide us with store growth opportunities in the future.

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

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. For example, as prices for large digital flat-panel television products fall below the $2,000 range, more of our customers purchase them, with the result that the average unit selling price of the video products we carry and the quantity we sell have risen in each of the last three fiscal years.

According to the Consumer Electronics Association, or the CEA, sales of consumer electronics are expected to remain strong, growing by 8.2% in 2007 due to the continued adoption of digital and more portable products along with continuing trends of price declines for higher-ticket items, such as flat panel televisions. Display Search, a wholly-owned subsidiary of the CEA, projects digital television sales to grow at a compound annual growth rate of 12.7% through 2010, in part due to the FCC mandate that all televisions incorporate a digital tuner by 2009.

The Association of Home Appliance Manufacturers, or AHAM, is currently projecting a 0.3% decrease in shipments of major appliances including washers, dryers, dishwashers, refrigerators, freezers and ranges (known as the AHAM 6) in calendar 2007 to 46.5 million units. AHAM is projecting a 1.5% increase in shipments of the AHAM 6 in calendar 2008. We believe that form and aesthetics have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances that we have benefited from for the past three fiscal years is not expected to change dramatically for the foreseeable future.

Material Trends and Uncertainties. The innovation in certain consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins. As certain of our products become commodities, we focus on selling the next generation of these affected products, carefully managing the depth and breadth of commoditized products that we offer and introducing all-together new product lines that are complementary to our existing product mix.

There has been price compression in flat panel televisions for equivalent screen sizes over the past several years. As with similar product life cycles for console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 1080p and 120hz technologies (two technological developments that enhance display quality), larger screen sizes and, in certain circumstances, increasing our unit sales at a rate greater than the decline in product prices.

There has been a decline in new housing starts in the last 18 months. Nonetheless, according to Home Furnishings News, U.S. consumer spending on major appliances reached $19.5 billion in calendar 2006, representing an increase of 7.1% over calendar 2005. Through the nine months ended September 30, 2007, according to AHAM, there has been a 6.2% decline in year-over-year unit shipments of major appliances. A significant portion of the unit shipment declines have been borne by the manufacturers that sell directly to the largest homebuilders. We have, as in past housing downturns, attempted to manage our assortment so that it is tailored toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. As a result, our appliance product category had a 7.2% comparable store sales increase during the nine months ending September 30, 2007.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales	$287,897	$237,718	$542,056	$440,966
Net sales % gain	21.1%	11.7%	22.9%	10.8%
Comparable store sales % gain (1)	8.9%	1.2%	8.8%	1.1%
Gross profit as % of net sales	30.8%	31.9%	31.0%	31.4%
SG&A as % of net sales	22.2%	23.4%	22.7%	24.0%
Net advertising expense as % of net sales	4.4%	4.2%	4.4%	4.5%
Income from operations	4.2%	4.3%	3.9%	2.8%
Other expense	8.2%	1.8%	5.1%	2.0%
Income tax expense (benefit)	(1.6)%	1.0%	(0.5)%	0.3%
Net income (loss)	$(6,892)	$3,526	$(4,019)	$2,149
Diluted net income (loss) per share	$(0.22)	$0.12	$(0.13)	$0.07

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net loss was $6.9 million, or $0.22 per diluted share, in the second quarter of fiscal 2008, compared with net income of $3.5 million, or $0.12 per diluted share, in the comparable prior year period. Included in the net loss for the current year quarter is a pretax loss of $21.1 million, or $0.40 net loss per diluted share, related to the early extinguishment of debt associated with the debt refinancing completed concurrently with our initial public offering in July 2007. Net loss for the six months ended September 30, 2007 was $4.0 million, or $0.13 per diluted share, compared to net income of $2.1 million, or $0.07 per diluted share, for the six months ended September 30, 2006. The net loss in the current year period included a pretax loss on early extinguishment of debt of $21.7 million, or $0.43 net loss per diluted share. The improvement in earnings, excluding the loss on the early extinguishment of debt, reflects strong comparable store sales growth, improved leverage of SG&A expenses and reduced interest expense due to debt reduction during the past 12 months.

Net sales for the three months ended September 30, 2007 increased 21.1% to $287.9 million from $237.7 million for the three months ended September 30, 2006. Net sales for the six months ended September 30, 2007 increased 22.9% to $542.1 million compared to $441.0 million for the comparable prior year period. The increase in sales for the second quarter and the six months ended September 30, 2007 was primarily attributable to the addition of eight stores during the past 12 months coupled with an 8.9% and an 8.8% increase in comparable store sales, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2007 and 2006 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Video	41%	42%	40%	41%	7.5%	2.9%	8.4%	2.5%
Appliances	45%	46%	46%	47%	5.7%	0.8%	6.3%	1.0%
Other (1)	14%	12%	14%	12%	24.0%	(3.1)%	21.5%	(3.1)%

Total	100%	100%	100%	100%	8.9%	1.2%	8.8%	1.1%

(1)	Primarily consists of audio, personal electronics, mattresses, computer notebooks and furniture and accessories.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Our 8.9% comparable store sales increase for the three months ended September 30, 2007 primarily reflects a higher average selling price driven by continued increases in sales of higher-ticket items in video, major appliances and mattresses. Our video sales performance was fueled by triple-digit LCD flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Our appliance product category growth reflected continuing increased demand for high-efficiency major appliances, particularly in the refrigeration, cooking and dishwasher sub-categories. The comparable store sales increase in our other product category was due to improvements in all sub-categories including computer notebooks, mattresses, personal electronics, audio and furniture and accessories.

Gross profit rate decreased by 1.1% to 30.8% for the three months ended September 30, 2007 from 31.9% for the three months ended September 30, 2006. The decrease in gross profit, as a percentage of sales, was attributable to aggressive promotional activity during the first part of the second quarter, amidst a competitive retail environment, designed to capture market share gains in both video and appliances.

SG&A expenses decreased by 1.2%, as a percentage of sales, from 23.4% for the three months ended September 30, 2006 to 22.2% for the three months ended September 30, 2007. The decrease in SG&A rate for the three months ended September 30, 2007 was primarily attributable to the leveraging effect of our sales growth across many expense categories including payroll, rent and professional fees.

Net advertising expense, as a percentage of sales, increased 0.2% to 4.4% for the three months ended September 30, 2007 from 4.2% for the three months ended September 30, 2006. The increase was primarily attributable to an increase in advertising production costs associated with the launch of a new advertising campaign with a new advertising firm.

Other expense increased to $23.6 million for the three months ended September 30, 2007 from $4.4 million for the three months ended September 30, 2006. This increase was largely due to a loss on early extinguishment of debt of $21.1 million primarily arising from our debt refinancing completed in July 2007. This increase was partially offset by a decrease of approximately $2.0 million in net interest expense due to a reduction in debt as a result of our refinancing.

Income tax expense decreased during the second quarter of fiscal 2008 compared to fiscal 2007 primarily as a result of the loss from the early extinguishment of debt associated with the debt refinancing in July 2007.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Our 8.8% comparable store sales increase for the six months ended September 30, 2007 primarily reflects a higher average selling price driven by continued increases in sales of higher-ticket items in video, major appliances and mattresses. Our video sales performance was fueled by triple-digit LCD flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Our appliance product category growth reflected continuing increased demand for high-efficiency major appliances, particularly in the dishwasher, cooking, laundry and refrigeration sub-categories. The comparable store sales increase in our other product category was primarily due to growth in computer notebooks, mattresses and furniture and accessories.

Gross profit, as a percentage of sales, decreased by 0.4% to 31.0% for the six months ended September 30, 2007 from 31.4% for the six months ended September 30, 2006. This decrease was attributable to aggressive promotional activity during the first part of the second quarter to drive increases in market share in both video and appliances.

SG&A expenses decreased by 1.3%, as a percentage of sales, from 24.0% for the six months ended September 30, 2006 to 22.7% for the six months ended September 30, 2007. The decrease in SG&A rate for the six months ended September 30, 2007 was primarily attributable to the leveraging effect of our sales growth across many expense categories and decreases in insurance and depreciation expense.

Net advertising expense, as a percentage of sales, decreased 0.1% to 4.4% for the six months ended September 30, 2007 from 4.5% for the six months ended September 30, 2006. The decrease was primarily attributable to an increase in vendor support.

Other expense increased to $27.8 million for the six months ended September 30, 2007 from $8.8 million for the six months ended September 30, 2006. This increase was largely due to a loss on early extinguishment of debt of $21.7 million primarily arising from our debt refinancing completed in July 2007. This increase was partially offset by a decrease of approximately $3.0 million in net interest expense due to a reduction in debt as a result of our refinancing.

Income tax expense decreased during the six months ended September 30, 2007 compared to the six months ended September 30, 2007 primarily as a result of the loss from the early extinguishment of debt associated with the debt refinancing in July 2007.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$9,533	$15,511
Net cash used in investing activities	(12,763)	(5,446)
Net cash provided by (used in) financing activities	3,288	(10,724)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocating existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures of $16.5 million for the six months ended September 30, 2007 were $7.1 million greater than prior year. The increase in capital expenditures from fiscal 2008 over 2007 is primarily attributable to a greater number of store openings during the periods and continued investments in our information systems. We expect capital expenditures net of any proceeds from forward funding arrangements to range between $26 million and $28 million for fiscal 2008.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $9.5 million and $15.5 million for the six months ended September 30, 2007 and 2006, respectively. The decrease in cash flows, for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006 was primarily the result of a net loss and an increase in inventories partially offset by a loss on the early extinguishment of debt.

Cash Used in Investing Activities. Cash used in investing activities was $12.8 million and $5.4 million for the six months ended September 30, 2007 and 2006, respectively. The increase in cash used in investing activities for the six months ended September 30, 2007 as compared to the three months ended September 30, 2006 is due to an increase in purchases of property and equipment primarily for new store growth.

Cash Provided by (Used In) Financing Activities. Cash provided by (used in) financing activities was $3.3 million and $(10.7) million for the six months ended September 30, 2007 and 2006, respectively. The change in the current year period compared to the prior year period is primarily due to proceeds received from the issuance of common stock, increases in the net borrowings on the line of credit and proceeds received from the issuance of the term loan. These increases were partially offset by an increase in payments for the early extinguishment of debt, payments made in association with the issuance of stock and financing costs and a decrease in bank overdrafts.

Term B Credit Facility. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings are payable quarterly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin.

The loans under the Term B Facility will be repaid in consecutive quarterly installments of $250,000 each, commencing September 30, 2007, with a balloon payment at maturity. We may, at our option, voluntarily prepay amounts outstanding under the Term B Facility subject to certain requirements. In addition, we are also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility).

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. We were in compliance with the restrictions and covenants in the debt agreements at September 30, 2007.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes mature on February 3, 2013.

Pursuant to an Offer to Purchase and Consent Solicitation commenced on June 26, 2007 by Gregg Appliances, we purchased $107.8 million in principal amount of the 9% senior notes on July 25, 2007 for an aggregate purchase price of $117.7 million. For the three months ended September 30, 2007, we recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs of approximately $14.1 million. Prior to the Offer to Purchase and Consent Solicitation, we had purchased $53.8 million of our 9% senior notes of which $5.0 million was purchased during the three months ending June 30, 2007. As of September 30, 2007, there are currently approximately $3.4 million in principal amount of 9% senior notes outstanding.

Junior Subordinated Notes. On February 3, 2005 we issued to certain of our stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes were subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly was deferred until the payment in full of all of the senior debt. During the three months ended September 30, 2007, the 6% junior notes were repaid in full and we recorded a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.6 million.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of “excess availability”, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had substantially no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. We were in compliance with the restrictions and covenants in the debt agreements at September 30, 2007. The Amended and Restated Loan and Security Agreement took the place of the previous revolving credit agreement for up to $75 million.

The interest rate based on the bank’s prime rate minus 0.25% as of September 30, 2007 was 7.5%. As of September 30, 2007, we had $15.7 million of borrowings outstanding under the revolving credit facility and $3.0 million of letters of credit outstanding. As of September 30, 2007, the total borrowing availability under the revolving credit facility was $81.3 million.

Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is planning to adopt SFAS 157 beginning in the first quarter of fiscal 2009. We are evaluating the impact of the adoption of SFAS 157, if any, on the consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. The Company plans on adopting SFAS 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact of SFAS 159, if any, on the consolidated financial position and results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in the floating rate interest on outstanding debt under our revolving credit facility. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We entered into a interest rate swap to limit our cash flow risk on its term loan debt. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of our outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at September 30, 2007. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk arises from the potential inability of the counterparty to perform under the terms of the derivative contract when the fair value of a derivative contract is positive. Market risk arises from a change in interest rates that causes the fair value of the derivative contract to be negative. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures based solely on the definition of “Disclosure Controls and Procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended September 30, 2007, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2007