Form 10-Q
period 2007-12-31
hhgregg, Inc.
filed 2008-02-14
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(317) 848-8710

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of February 11, 2008 was 32,244,267.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended December 31, 2007

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(In thousands, except share data)
Net sales	$390,416	$335,101	$932,472	$776,067
Cost of goods sold	271,523	235,527	645,641	538,134

Gross profit	118,893	99,574	286,831	237,933
Selling, general and administrative expenses	74,048	62,582	197,336	168,526
Net advertising expense	16,909	14,198	40,505	34,202

Income from operations	27,936	22,794	48,990	35,205

Other expense (income):
Interest expense	2,582	4,471	8,734	13,624
Interest income	(6)	(51)	(45)	(66)
Loss (gain) related to early extinguishment of debt	—	(145)	21,695	(440)

Total other expense	2,576	4,275	30,384	13,118

Income before income taxes	25,360	18,519	18,606	22,087
Income tax expense	10,258	7,653	7,523	9,072

Net income	$15,102	$10,866	$11,083	$13,015

Basic net income per share	$0.47	$0.38	$0.36	$0.46
Diluted net income per share	$0.45	$0.37	$0.35	$0.45
Weighted average shares outstanding—Basic	32,241,868	28,491,600	30,780,294	28,498,473
Weighted average shares outstanding—Diluted	33,424,055	29,186,475	31,880,811	29,193,348

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	March 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,317	$1,498
Accounts receivable – trade, less allowances of $377 and $409, respectively	11,715	10,641
Accounts receivable – other, less allowances of $74 and $16, respectively	17,786	11,203
Merchandise inventories	176,570	113,602
Prepaid expenses and other current assets	3,468	7,239
Deferred income taxes	2,626	1,574

Total current assets	215,482	145,757

Net property and equipment	66,223	52,129
Deferred financing costs, net	3,705	6,342
Deferred income taxes	86,169	85,891
Other	280	406

	156,377	144,768

Total assets	$371,859	$290,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,150	$73,973
Current maturities of long-term debt	1,000	—
Customer deposits	19,303	16,958
Accrued liabilities	47,996	36,325

Total current liabilities	184,449	127,256

Long-term liabilities:
Long-term debt, net of current maturities	101,858	134,459
Other long-term liabilities	14,113	12,517

Total long–term liabilities	115,971	146,976

Total liabilities	300,420	274,232

Stockholders’ equity:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and March 31, 2007	—	—
Common stock; no par value; 105,000,000 shares authorized; 32,244,267 and 28,491,600 shares issued and outstanding as of December 31, 2007 and March 31, 2007	158,539	113,909
Other comprehensive loss	(594)	—
Accumulated deficit	(86,318)	(97,401)

	71,627	16,508
Note receivable for common stock	(188)	(215)

Total stockholders’ equity	71,439	16,293

Total liabilities and stockholders’ equity	$371,859	$290,525

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)
Operating activities:
Net income	$11,083	$13,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,169	8,981
Amortization of deferred financing costs	665	1,158
Accretion of original issue discount	188	380
Stock-based compensation	1,274	104
Loss on disposal of assets	25	76
Loss (gain) on early extinguishment of debt	21,695	(440)
Deferred income taxes	(934)	8,992
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,074)	(15,067)
Accounts receivable – other	(6,580)	(5,162)
Merchandise inventories	(62,968)	(29,827)
Prepaid expenses and other assets	381	401
Deposits	3,516	2,088
Accounts payable – third parties	—	(1,462)
Accounts payable – vendors	13,521	25,405
Customer deposits	2,345	3,648
Other accrued liabilities	11,671	7,947
Other long–term liabilities	(1,070)	3,488

Net cash provided by operating activities	2,907	23,725

Investing activities:
Purchases of property and equipment	(25,361)	(13,190)
Proceeds from sale and leaseback transaction	2,300	2,725
Deposit on future sale and leaseback transaction	1,400	1,854
Proceeds from sales of property and equipment	64	197

Net cash used in investing activities	(21,597)	(8,414)

Financing activities:
Proceeds from issuance of common stock	48,750	—
Transaction costs for stock issuance	(5,410)	—
Repurchase of stock previously issued	—	(105)
Payments received on notes receivable for issuance of common stock	27	4
Proceeds from exercise of stock options	12	—
Net increase in bank overdrafts	28,642	38
Payment on notes payable	(500)	—
Payment of financing costs	(2,930)	—
Proceeds from issuance of term loan	100,000	—
Payment for early debt extinguishment	(148,082)	(14,330)

Net cash provided by (used in) financing activities	20,509	(14,393)

Net increase in cash and cash equivalents	1,819	918
Cash and cash equivalents:
Beginning of period	1,498	2,301

End of period	$3,317	$3,219

Supplemental disclosure of cash flow information:
Interest paid	$7,728	$8,730
Income taxes paid	6,881	92

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

Transfers or exchanges of assets or equity instruments between enterprises under common control are not business combinations. Therefore, the formation transaction of hhgregg was recorded at the carrying amount of the transferring enterprise (Gregg Appliances) in a manner similar to a pooling-of-interests and not at fair value. Gregg Appliances’ financial statements are presented as historical comparisons for hhgregg prior to the aforementioned date of corporate reorganization.

Description of Business

hhgregg is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of December 31, 2007, the Company had 85 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Gregg Appliances and the notes thereto for the fiscal year ended March 31, 2007, included in the Company’s prospectus filed pursuant to Rule 424(b)(4) with the SEC on July 20, 2007. The unaudited condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary Gregg Appliances. The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing (HHG) which is inactive. HHG’s assets consist of a 5% ownership interest in a distributing company.

Property and Equipment

The Company sold two locations in the nine months ended December 31, 2007. The Company leased the locations back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, Accounting for Leases. Net proceeds from the transactions were $2.3 million. The Company recognized a gain of $0.3 million on the transactions and the gain is being amortized over the life of the leases. The Company does not have any continuing ownership interest with the sale and leaseback locations. The leases are accounted for as operating leases.

Common Stock

On June 14, 2007, the Gregg Appliances’ board of directors approved a two-for-one stock split for the issued and outstanding common stock of Gregg Appliances effective June 29, 2007. All share information included in the accompanying unaudited consolidated financial statements for all periods presented reflects the stock split.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. The Company plans on adopting SFAS 159 beginning in the first quarter of fiscal 2009. The Company is evaluating the impact of SFAS 159, if any, on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

3.	Derivative Instruments and Hedging Activities

In August 2007, the Company entered into an interest-rate related derivative instrument to manage its exposure on its debt instruments.

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

During the nine months ended December 31, 2007 the hedge was considered highly effective and a net unrealized loss of $0.6 million was recorded in other comprehensive loss in the Company’s unaudited condensed consolidated balance sheets.

4.	Properties

Property and equipment consisted of the following at December 31, 2007 and March 31, 2007 (in thousands):

	December 31, 2007	March 31, 2007
Buildings	$1,625	$1,997
Machinery and equipment	8,762	7,465
Office furniture and equipment	56,790	45,385
Vehicles	5,529	5,533
Signs	5,186	4,254
Leasehold improvements	39,964	35,026
Construction in progress	7,796	3,732

	125,652	103,392
Less accumulated depreciation and amortization	(59,429)	(51,263)

Net property and equipment	$66,223	$52,129

5.	Net Income Per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the three and nine months ended December 31, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net income, as reported (A)	$15,102	$10,866	$11,083	$13,015
Weighted average outstanding shares of common stock (B)	32,241,868	28,491,600	30,780,294	28,498,473
Dilutive effect of employee stock options	1,182,187	694,875	1,100,517	694,875

Common stock and common stock equivalents (C)	33,424,055	29,186,475	31,880,811	29,193,348
Net income per share:
Basic (A/B)	$0.47	$0.38	$0.36	$0.46
Diluted (A/C)	$0.45	$0.37	$0.35	$0.45

Antidilutive shares not included in the diluted per share calculation for the three and nine months ended December 31, 2007 and 2006 were 675,000 and 1,332,500, respectively.

6.	Inventories

Inventories as of December 31, 2007 and March 31, 2007 were comprised as follows (in thousands):

	December 31, 2007	March 31, 2007
Appliances	$48,411	$39,510
Electronics	123,849	70,520
Bedding and furniture	4,310	3,572

	$176,570	$113,602

7.	Debt

Debt outstanding consisted of the following at December 31, 2007 and March 31, 2007 (in thousands):

	December 31, 2007	March 31, 2007
Revolving credit facility	$—	$—
Senior secured term loan maturing on July 25, 2013, interest due quarterly	99,500	—
9.0% senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	116,205
6.0% junior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $6,746 at March 31, 2007	—	18,254

Total debt	102,858	134,459
Less current maturities	(1,000)	—

Total long-term debt	$101,858	$134,459

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

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at December 31, 2007.

Pursuant to an Offer to Purchase and Consent Solicitation commenced on June 26, 2007 by Gregg Appliances, Gregg Appliances purchased $107.8 million in principal amount of the 9% senior notes on July 25, 2007 for an aggregate purchase price of $117.7 million. For the nine months ended December 31, 2007, Gregg Appliances recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the 9% senior notes, net of related capitalized debt issuance costs of approximately $14.1 million. Prior to the Offer to Purchase and Consent Solicitation, Gregg Appliances had purchased $53.8 million of Gregg Appliances’ 9% senior notes of which $5.0 million was purchased during the three months ending June 30, 2007. As of December 31, 2007, there was approximately $3.4 million in principal amount of 9% senior notes outstanding.

During the nine months ended December 31, 2007, the 6% junior notes were repaid in full and the Company recorded a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.6 million.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at December 31, 2007. The Amended and Restated Loan and Security Agreement took the place of the previous revolving credit agreement for up to $75 million.

As of December 31, 2007, Gregg Appliances had no borrowings outstanding under the revolving credit facility and $3.8 million of letters of credit outstanding. As of December 31, 2007, the total borrowing availability under the revolving credit facility was $96.2 million.

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

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s unaudited condensed consolidated financial statements.

At April 1, 2007 and December 31, 2007, the Company had no liability for unrecognized tax benefits, after the adoption of FIN 48.

The Company recognizes interest and penalties in income tax expense in its unaudited consolidated income statements. At April 1, 2007 and December 31, 2007 the Company had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2004.

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

During the three months ended December 31, 2007, the Company did not grant any options under the 2007 Equity Incentive Plan.

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2007	4,024,000	$6.78
Granted	603,000	13.01
Exercised	(2,667)	5.85
Canceled	(45,332)	6.69

Outstanding at December 31, 2007	4,579,001	$7.60

The following table summarizes the vesting activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2007	2,842,000	$1.41
Granted	603,000	4.73
Vested	(1,296,041)	1.01
Canceled	(45,332)	0.79

Nonvested at December 31, 2007	2,103,627	$2.61

The following table summarizes the Company’s outstanding stock options as of December 31, 2007:

Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Term (in years)	Weighted Average Exercise Price per Share
$5.00-$7.50	3,098,834	4.77	$5.87
$10.00-$15.00	1,480,167	5.39	$11.23

	4,579,001	4.97	$7.60

At December 31, 2007, 2,475,374 stock options were vested and exercisable. These options have a weighted-average fair value at date of grant of $0.74 and a weighted-average remaining contractual term of 4.65 years.

Unrecognized compensation cost related to non-vested stock options at December 31, 2007 was approximately $4.2 million which is expected to be recognized over a weighted-average term of 2.2 years.

10.	Comprehensive Income

Comprehensive income includes the changes in the fair value of the Company’s interest rate swap. Comprehensive income for the three and nine months ended December 31, 2007 and December 31, 2006 is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net income, as reported	$15,102	$10,866	$11,083	$13,015
Unrealized loss on hedge arrangement, net of tax	(382)	—	(594)	—

Comprehensive income	$14,720	$10,866	$10,489	$13,015

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

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of December 31, 2007, we operated 85 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. We operate as one reportable segment.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 82% and 85% of our net sales mix for the three months ended December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, we have opened eight stores during fiscal 2008 primarily by entering new markets in Raleigh/Durham, North Carolina and Birmingham, Alabama. We plan to open seven new stores during the fourth quarter ended March 31, 2008. These stores will be located in Ohio, North Carolina, Tennessee and North Florida. During early fiscal 2009 we plan to enter the central Florida market. We expect the Florida market to provide us with store growth opportunities in the future.

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

According to the Consumer Electronics Association, or the CEA, sales of consumer electronics are expected to remain strong, growing by 6.1% in 2008 due to the continued adoption of digital and more portable products along with continuing trends of price declines for higher-ticket items, such as flat panel televisions. The CEA projects digital television sales to grow at a compound annual growth rate of 10.8% through 2011, in part due to the FCC mandate that all televisions incorporate a digital tuner by 2009.

The appliance industry has benefited from form and aesthetics which have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances that we have benefited from for the past three fiscal years is not expected to change dramatically for the foreseeable future.

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

There has been a decline in new housing starts in the last 18 months. Through the 12 months ended December 31, 2007, according to AHAM, there has been a 6.3% decline in year-over-year unit shipments of major appliances. A significant portion of the unit shipment declines have been borne by the manufacturers that sell directly to the largest homebuilders. We have, as in past housing downturns, attempted to manage our assortment so that it is tailored toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. As a result, our appliance product category had a 5.1% comparable store sales increase during the 12 months ended December 31, 2007.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales	$390,416	$335,101	$932,472	$776,067
Net sales % gain	16.5%	19.2%	20.2%	14.3%
Comparable store sales % gain (1)	3.0%	5.6%	6.3%	2.9%
Gross profit as % of net sales	30.5%	29.7%	30.8%	30.7%
SG&A as % of net sales	19.0%	18.7%	21.2%	21.7%
Net advertising expense as % of net sales	4.3%	4.2%	4.3%	4.4%
Income from operations as a % of net sales	7.2%	6.8%	5.3%	4.5%
Loss (gain) related to early extinguishment of debt as a % of net sales	0.0%	0.0%	2.3%	(0.1)%
Net interest expense % of net sales	0.7%	1.3%	0.9%	1.7%
Income tax expense as a % of net sales	2.6%	2.3%	0.8%	1.2%
Net income	$15,102	$10,866	$11,083	$13,015
Diluted net income per share	$0.45	$0.37	$0.35	$0.45

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $15.1 million, or $0.45 per diluted share for the three months ended December 31, 2007, compared with net income of $10.9 million, or $0.37 per diluted share, for the comparable prior year period. Net income for the nine months ended December 31, 2007 was $11.1 million, or $0.35 per diluted share, compared to net income of $13.0 million, or $0.45 per diluted share, for the nine months ended December 31, 2006. The net income in the current nine-month period included a $21.7 million pretax loss for the early extinguishment of debt, or $0.41 net loss per diluted share. The improvement in year-to-date earnings, excluding the loss on the early extinguishment of debt, reflects strong comparable store sales growth, gross margin improvement, improved leverage of SG&A expenses and reduced interest expense due to debt reduction during the past 12 months.

Net sales for the three months ended December 31, 2007 increased 16.5% to $390.4 million from $335.1 million for the three months ended December 31, 2006. Net sales for the nine months ended December 31, 2007 increased 20.2% to $932.5 million from $776.1 million for the comparable prior year period. The increase in sales for the third quarter and the nine months ended December 31, 2007 was primarily attributable to the addition of 11 stores during the past 12 months coupled with a 3.0% and a 6.3% increase in comparable store sales, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2007 and 2006 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Video	51%	52%	45%	45%	2.2%	10.7%	5.4%	6.3%
Appliances	31%	33%	40%	41%	(0.7)%	2.7%	3.9%	1.6%
Other (1)	18%	15%	15%	14%	13.3%	(3.6)%	17.5%	(3.3)%

Total	100%	100%	100%	100%	3.0%	5.6%	6.3%	2.9%

(1)	Primarily consists of audio, personal electronics, mattresses, computer notebooks and furniture and accessories.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Our 3.0% comparable store sales increase for the three months ended December 31, 2007 primarily reflects a higher average selling price driven by continued increases in sales of higher-ticket items in video, major appliances and mattresses. Our video sales performance was fueled by double-digit LCD flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Appliance sales performance declined at entry-and mid-level price points, partially offset by continued double digit increases in high-efficiency front load laundry and three-door refrigeration. The comparable store sales increase in our other product category was due to improvements in all sub-categories including computer notebooks, mattresses, personal electronics and furniture and accessories.

Gross profit rate increased by 0.8% to 30.5% for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The increase in gross profit, as a percentage of sales, was attributable to margin improvement across all major categories.

SG&A expenses increased by 0.3%, as a percentage of sales, from 18.7% for the three months ended December 31, 2006 to 19.0% for the three months ended December 31, 2007. The increase in SG&A rate for the three months ended December 31, 2007 was due to increased costs of training and promotional financing programs for our third-party private label credit card partially offset by the leveraging effect of our sales growth across many expense categories including payroll.

Net advertising expense, as a percentage of sales, increased 0.1% to 4.3% for the three months ended December 31, 2007 from 4.2% for the three months ended December 31, 2006. The increase was primarily attributable to a heavier holiday promotion campaign.

Other expense decreased to $2.6 million for the three months ended December 31, 2007 from $4.3 million for the three months ended December 31, 2006. This decrease was primarily attributable to a decrease of approximately $1.8 million in net interest expense due to a reduction in debt as a result of our refinancing.

Income tax expense increased during the third quarter of fiscal 2008 compared to fiscal 2007 primarily as a result of increased pretax income.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Our 6.3% comparable store sales increase for the nine months ended December 31, 2007 primarily reflects a higher average selling price driven by continued increases in sales of higher-ticket items in video, major appliances and mattresses. Our video sales performance was fueled by double-digit LCD flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Our appliance product category growth reflected strong demand for high-efficiency major appliances, particularly in the dishwasher, cooking, laundry and refrigeration sub-categories. The comparable store sales increase in our other product category was primarily due to growth in computer notebooks, mattresses, personal electronics and furniture and accessories.

Gross profit, as a percentage of sales, increased by 0.1% to 30.8% for the nine months ended December 31, 2007 from 30.7% for the nine months ended December 31, 2006.

SG&A expenses decreased by 0.5%, as a percentage of sales, from 21.7% for the nine months ended December 31, 2006 to 21.2% for the nine months ended December 31, 2007. The decrease in SG&A rate for the nine months ended December 31, 2007 was primarily attributable to the leveraging effect of our sales growth across many expense categories.

Net advertising expense, as a percentage of sales, decreased 0.1% to 4.3% for the nine months ended December 31, 2007 from 4.4% for the nine months ended December 31, 2006. The decrease was primarily attributable to an increase in vendor support of our promotional campaigns.

Other expense increased to $30.4 million for the nine months ended December 31, 2007 from $13.1 million for the nine months ended December 31, 2006. This increase was largely due to a loss on early extinguishment of debt of $21.7 million primarily arising from our debt refinancing completed in July 2007. This increase was partially offset by a decrease of approximately $4.9 million in net interest expense due to a reduction in debt outstanding following the refinancing.

Income tax expense decreased during the nine months ended December 31, 2007 compared to the nine months ended December 31, 2007 primarily as a result of the loss from the early extinguishment of debt associated with the debt refinancing in July 2007.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended December 31,
	2007	2006
Net cash provided by operating activities	$2,907	$23,725
Net cash used in investing activities	(21,597)	(8,414)
Net cash provided by (used in) financing activities	20,509	(14,393)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocating existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures of $25.4 million for the nine months ended December 31, 2007 were $12.2 million greater than prior year. The increase in capital expenditures from fiscal 2008 over 2007 is primarily attributable to our continued investments in our information system and a greater number of store openings during the current period. We expect capital expenditures net of any proceeds from forward funding arrangements to range between $31 million and $33 million for fiscal 2008.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $2.9 million and $23.7 million for the nine months ended December 31, 2007 and 2006, respectively. The decrease in cash flows, for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 was primarily the result of an increase in inventories.

Cash Used in Investing Activities. Cash used in investing activities was $21.6 million and $8.4 million for the nine months ended December 31, 2007 and 2006, respectively. The increase in cash used in investing activities for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 is primarily due to an increase in purchases of property and equipment primarily for new store growth and system enhancements.

Cash Provided by (Used In) Financing Activities. Cash provided by (used in) financing activities was $20.5 million and $(14.4) million for the nine months ended December 31, 2007 and 2006, respectively. The change in the current year period compared to the prior year period is primarily due to proceeds received from the issuance of common stock, increases in bank overdrafts and proceeds received from the issuance of the term loan. These increases were partially offset by an increase in payments for the early extinguishment of debt and payments made in association with the issuance of stock and financing costs.

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

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. We were in compliance with the restrictions and covenants in the debt agreements at December 31, 2007.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (“senior notes”). Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes mature on February 3, 2013.

Pursuant to an Offer to Purchase and Consent Solicitation commenced on June 26, 2007 by Gregg Appliances, we purchased $107.8 million in principal amount of the senior notes on July 25, 2007 for an aggregate purchase price of $117.7 million. For the nine months ended December 31, 2007, we recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the senior notes, net of related capitalized debt issuance costs of approximately $14.1 million. Prior to the Offer to Purchase and Consent Solicitation, we had purchased $53.8 million of our senior notes of which $5.0 million was purchased during the three months ending June 30, 2007. As of December 31, 2007, there was approximately $3.4 million in principal amount of senior notes outstanding.

Junior Subordinated Notes. On February 3, 2005 we issued to certain of our stockholders, $25 million in unsecured 6% junior subordinated notes (“junior notes”), with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These junior notes were subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly was deferred until the payment in full of all of the senior debt. During the nine months ended December 31, 2007, the junior notes were repaid in full and we recorded a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.6 million.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“amended revolving credit facility”) with a bank group for up to $100 million. Borrowings under the amended revolving credit facility are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended revolving credit facility the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the amended revolving credit facility, become subject to cash dominion control. The amended revolving credit facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. We were in compliance with the restrictions and covenants in the debt agreements at December 31, 2007. The amended revolving credit facility took the place of the previous revolving credit agreement for up to $75 million.

As of December 31, 2007, we had no borrowings outstanding under the revolving credit facility and $3.8 million of letters of credit outstanding. As of December 31, 2007, the total borrowing availability under the amended revolving credit facility was $96.2 million.

Liquidity. Anticipated cash flows from operations and funds available from our amended revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations and growth for at least the next 12 months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. We plan on adopting SFAS 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact of SFAS 159, if any, on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning in the first quarter of fiscal year 2010, and will apply the standard prospectively to business combinations completed on or after that date.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in the floating rate interest on outstanding debt under our revolving credit facility and a portion of our term loan debt. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. If the interest rate on the term loan at December 31, 2007, were to be reset 1% higher, our annual pre-tax earnings would decrease by approximately $0.5 million. We entered into an interest rate swap to limit our cash flow risk on $50 million of our term loan debt. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of our outstanding hedges is recorded as an asset or liability in the accompanying unaudited condensed consolidated balance sheets at December 31, 2007. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk arises from the potential inability of the counterparty to perform under the terms of the derivative contract when the fair value of a derivative contract is positive. Market risk arises from a change in interest rates that causes the fair value of the derivative contract to be negative. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended December 31, 2007, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 14, 2008