Form 10-K
period 2008-03-31
hhgregg, Inc.
filed 2008-06-03
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     To

Commission file number 001-33600

hhgregg, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8819207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4151 East 96th Street Indianapolis, IN	46240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 848-8710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐                  Non-accelerated filer  ☒                       Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2007 was approximately $156,472,000 based on the closing stock price of $10.50 per share on that day. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

The number of shares of hhgregg, Inc.’s common stock outstanding as of May 30, 2008 was 32,303,935.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2008), for the regular meeting of shareholders to be held on August 5, 2008 (“Proxy Statement”), are incorporated by reference into Part III.

Cautionary Note Regarding Forward-Looking Statements

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	competition in existing, adjacent and new metropolitan markets;

•	changes in customer preferences;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	our reliance on a small number of suppliers;

•	rapid inflation or deflation in core product prices;

•	the failure of manufacturers to introduce new products and technologies;

•	customer acceptance of new technology;

•	our dependence on our key management personnel and our ability to attract and retain qualified sales personnel;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites for our stores and the negotiation of acceptable leases for those sites;

•	the effect of general and regional economic and employment conditions on our net sales;

•	fluctuation in seasonal demand;

•	our ability to maintain our rate of growth and penetrate new geographic areas;

•	our ability to locate suitable new store sites;

•	our ability to obtain additional financing and maintain our credit facilities;

•	our ability to maintain and upgrade our information technology system;

•	the effect of a disruption at our central distribution centers;

•	changes in cost for print, radio and television advertising; and

•	changes in trade regulation, currency fluctuations and prevailing interest rates.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere herein. Given these risks and uncertainties you are cautioned not to place undue reliance on these forward looking statements. The forward looking statements included herein are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to these statements to reflect future events or developments.

ITEM 1.	Business.

Our Company

hhgregg, Inc. (hhgregg) was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances, Inc., or Gregg Appliances, contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly owned subsidiary of hhgregg. We refer to hhgregg as “hhgregg” and hhgregg and its consolidated subsidiaries as “we”, “us”, “our” and the “Company” in this Annual Report on Form 10-K.

We are a leading specialty retailer of premium video products, brand name appliances, audio products and accessories and currently operate 97 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, South Carolina and Tennessee. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. We also distinguish ourselves by offering same-day delivery of virtually all of our products. Our superior customer purchase experience has enabled us to successfully compete against the other leading video and appliance retailers over the course of our 53-year history.

We design our stores to be visually appealing to our customers and to highlight our premium selection of consumer electronics and appliances. We utilize LCD and plasma television display walls, appliance displays and digital product centers to showcase our broad selection of products with advanced features and functionality. We carry over 100 models of flat panel televisions and 400 models of appliances. Our new store prototypes average 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, direct mail and web promotions.

Our sales can be categorized in the following manner:

•

Video products: We offer a broad selection of the latest video products, such as 1080p and 120 Hz LCD televisions as well as high definition DVD players and recorders. Representative brands include Hitachi, JVC, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony and Toshiba. For fiscal 2008, video products represented 46% of merchandise sales.

•

Home appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Bosch, Frigidaire, GE, KitchenAid, LG, Maytag, Samsung, Subzero, Thermador, Whirlpool and Wolf. For fiscal 2008, home appliances represented 39% of merchandise sales.

•

Other products and services: We also sell audio products, mattresses, notebook computers and other select popular consumer electronics and accessories. We continue to evaluate other merchandise categories to further enhance our product offerings. Products such as home audio systems, notebook computers, cameras, telephones and advanced cables generate and support store traffic and create cross-selling opportunities with our other products. Our suite of services is aimed at enhancing our customers’ superior purchase experience. For fiscal 2008, other products and services represented 15% of merchandise sales.

•

Additionally, we sell a suite of services including third-party extended service plans (ESPs) and third-party in-home service and repair of our products and same-day delivery and installation and in-home repair and maintenance.

We believe the following strengths contribute significantly to our success and position us for growth within our existing and new markets:

Superior customer purchase experience. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. Over 95% of our sales associates are full-time employees, supporting our goal of hiring individuals who are career oriented and motivated. We believe that when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced video and appliance products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. This further enhances our brand image and customer experience.

We offer same-day delivery for virtually all of our products and also provide quality in-home installation services. This expertise significantly enhances our ability to sell large, more complex products. Our network of 11 central and regional distribution centers provides a local supply of inventory that supports our same-day delivery strategy. We conduct a significant number of customer surveys each year to ensure customer satisfaction and provide us with feedback to continue improving our superior customer purchase experience.

Balanced mix of premium video products and appliances. We offer an extensive selection of premium video products and appliances. Historically, our appliance business provided us with financial stability and consistently strong cash flow while our television and video products contributed significantly to our growth in sales and profitability. Our cash flow tends to be less seasonal and more stable over the long term compared to our consumer electronics-focused competitors as a result of our balanced merchandise mix of video products and appliances. In addition, the combination of large screen televisions and appliances, each of which generally requires home delivery and installation, provides us with efficiencies in home delivery and installation.

Proven ability to successfully penetrate new markets. We seek to expand our highly portable store concept into new markets where we believe there is significant underlying demand for our product mix and customer services, as well as an attractive demographic profile. We have successfully opened or acquired stores in nine new metropolitan markets since 1999, adding 77 stores, most recently in the Atlanta, Charlotte, Knoxville, Birmingham, Raleigh-Durham and Jacksonville markets. We typically enter a market with a scaled presence to achieve a threshold leverage of our advertising spending, regional management and delivery and distribution infrastructure. Within a short time period, usually not exceeding 18 months, we grow our store count in these markets to optimize leverage of our fixed costs and our market share.

Strong store economics. We closely adhere to our prototype store format when opening new stores, which helps simplify our operations and ensures consistent execution. Our stores typically generate positive cash flow within three months of opening and provide a cash payback in less than three years. Strong store economics, combined with efficient inventory management, generate significant free cash flow to internally fund our growth. During fiscal 2008 and 2007, our stores averaged net sales of $14.9 million and contributed to 5.0% operating earnings margin. During this same period, our new stores required average net capital expenditures of $0.7 million and average initial net-owned inventory investments of $0.9 million.

Experienced management team. Our executive management team has an average of over 14 years of experience with us and 27 years of overall experience. Under our management team’s direction, we have grown our store base at a compound annual growth rate of 18.3% since fiscal 1998 and successfully entered nine new metropolitan markets.

Customer Purchase Experience

Our goal is to serve our customers in a manner that generates loyalty, referrals and repeat business. We focus on making every customer’s purchase experience a positive one and aim to be the primary destination for consumer electronics and home appliances. We employ multiple internal systems to ensure customer satisfaction in each of our markets, and we focus on offering a comprehensive suite of services such as delivery and home installation to our customers. We aim to offer the customer a convenient shopping experience by locating our stores in high traffic areas with a focus on visibility, access and parking availability.

Our philosophy for providing our customers with a superior purchase experience includes;

•	employing a highly motivated, commissioned sales force and training them so they are able to educate our customers on the benefits of feature-rich, higher margin products;

•	soliciting customer feedback to allow us to monitor and improve individual employee performance;

•	conducting broad consumer and market research to ensure a top quality, competitively priced offering;

•	offering a deep product assortment in core categories;

•	providing a warm and bright store ambiance that showcases our products well;

•	providing same-day delivery for virtually all of our products and quality in-home installation services;

•	offering extended-term financing through a third-party private label credit card to qualified customers;

•	offering convenient 40 minute call-ahead service for delivery;

•	offering customer support through our central call center seven days per week; and

•	providing third-party extended service plans (ESPs) and third-party in-home service and repair of our products.

Product Service and Support. We currently outsource product service and repair of our products sold with and without extended warranties. We sell third-party ESPs to our customers. The ESPs typically extend three to five years beyond the manufacturer’s warranty and cover all service and repair-related maintenance. We closely monitor the performance of our third-party vendor to ensure the quality and timeliness of its repair services. We offer customer support via our central customer service call center. Our service center is open seven days a week and provides customers with a toll-free resource to ask product and other support-related questions.

Private Label Credit Card. We offer customers financing through a private label credit card with a third-party financial institution. The third-party institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts.

Merchandising and Purchasing

Merchandise. We focus on offering one of the most extensive product and brand selections in our industry. We offer a broad selection of the leading brands at everyday competitive prices and provide a balance of digital and home theater products and appliances. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic. Our balanced mix of premium video products and appliances historically provide us with a more stable and less-seasonal cash flow.

Product Categories. We sell a wide variety of premium video products, including digital televisions and home theater systems, appliances, audio products, mattresses and related services. The table below lists selected products and representative brands for our core merchandise categories:

Category	Products	Selected Brands
Video Products	Flat panel televisions, digital microdisplay televisions, high definition DVD players and recorders	Hitachi, JVC, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony and Toshiba

Home Appliances	Refrigerators, freezers, washers and dryers, cooking ranges, dishwashers and air conditioners	Bosch, Frigidaire, GE, KitchenAid, LG, Maytag, Samsung, Subzero, Thermador, Whirlpool and Wolf

Other Products	Home theater receivers, CD players, speaker systems, digital cameras, digital camcorders, notebook computers, MP3 players and mattresses	Bose, Canon, HP, JVC, Klipsch, Minolta, Onkyo, Polk, Serta, Sony and Toshiba

Vendor Relationships. Our top 10 and 20 suppliers accounted for over 80.3% and 90.4%, respectively, of merchandise purchased by us during fiscal 2008. Our key suppliers include Frigidaire, GE, JVC, LG, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool.

Our purchasing strategy varies by vendor and product line. We do not have long-term contracts with any of our major suppliers. Inventory purchases are managed through the placement of discrete purchase orders with our vendors. Our ability to sell a broad selection of products has made us an important partner to our vendors for showcasing their higher-margin product offerings and introducing new products and technologies to consumers. In an effort to support our strategy, vendors offer us various incentives including volume discounts, trade financing, co-op advertising, purchase discounts and allowances, promotional items and inventory on a consignment basis.

Personnel and Training

Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Over 95% of our sales associates are full time employees. Our sales associates are compensated based on both sales and product profitability. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of 10 hours per month in order to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.

Manager-In-Training (MIT) Program. We operate a professional development program that provides managers with a variety of tools and training to assist them in leading their associates and meeting their performance objectives. Manager candidates undergo comprehensive training in store operations, sales, management and communications skills so that they can eventually manage their own stores and have the opportunity to become regional managers. Candidates first participate in our MIT program, which develops each manager’s managerial and supervisory skills. After completion of our training programs, manager candidates work as assistant managers. Successful assistant managers are provided the opportunity to manage one of our lower-volume stores, where they are supervised closely by their regional manager. Managers earn an opportunity to operate higher-volume stores as they demonstrate greater proficiency in their management skills.

Our store and regional managers are essential to our store expansion strategy. We use experienced store and regional managers from our existing markets to open new markets. Our MIT program provides a pipeline of future store and regional managers. This program enables us to staff our management positions in new stores from a pool of experienced managers and backfill the openings created in existing stores with well-developed, internal promotions.

Distribution and Warehousing

Our distribution and warehousing functions are designed to optimize inventory availability and turnover, delivery efficiency, and minimize product handling. Our distribution and warehousing system at March 31, 2008 consisted of two central distribution centers, or CDCs, and nine regional distribution centers, or RDCs. We operate CDCs in Indianapolis and Atlanta and RDCs in Birmingham, Charlotte, Cincinnati, Cleveland, Columbus, Jacksonville, Louisville, Nashville and Raleigh. In April 2008, we opened a third CDC in Davenport, Florida to support our growth in the Florida market. CDCs receive products directly from manufacturers and stock merchandise for local customer delivery and store and RDC replenishment. RDCs receive inventory daily from their respective CDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our CDCs and RDCs operate seven days a week. All of our distribution facilities are leased.

The following table sets forth certain information relating to our CDCs and RDCs as of March 31, 2008:

Facility	Opening Date	Area Served	Size (sq. ft)
CDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Indianapolis, Indiana	June 1986	Midwest	319,458

RDC:
Birmingham, Alabama	April 2007	Birmingham	65,000
Charlotte, North Carolina	April 2005	Charlotte	99,688
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	166,790
Jacksonville, Florida	March 2008	Jacksonville	71,760
Louisville, Kentucky	August 2002	Louisville	61,000
Nashville, Tennessee	October 2006	Nashville	100,000
Raleigh, North Carolina	August 2007	Raleigh	108,000

Typically, large appliances, large-screen televisions, home theater products and mattresses are delivered to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry a limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as DVD players, camcorders, digital cameras, televisions less than 42 inches and small appliances are adequately stocked in-store to meet customer demand.

We outsource our delivery services in all of our markets other than our Central and Northern Indiana markets. Our outsourcing partners assign certain employees to us and those employees deliver products exclusively for us, generally carry our logo on their vehicles and wear hhgregg uniforms. This allows us to maintain our brand identity and high customer service levels following the purchase of our products. We provide all installation services using our own highly skilled employees. We remain the customer’s primary point of contact throughout the delivery and installation process regardless of whether or not the service is outsourced, thereby ensuring that we maintain control over the quality of the service provided. We also closely monitor our delivery partners to assess our customer’s satisfaction with their services. We are not subject to any long-term agreements with any of our delivery partners. While we continue to internally provide delivery services in our Central and Northern Indiana markets, we continually monitor its efficiency and effectiveness relative to our outsourced delivery services.

Advertising and Promotion

We utilize advertising and promotion to increase our brand awareness and drive in-store traffic. We aggressively promote our products and services through the use of a balanced media mix, which includes preprinted newspaper inserts, television, direct mail, radio, web promotions, outdoor and event sponsorship. We currently outsource media placement to an advertising agency, but handle newspaper advertisement design and placement internally. We utilize television advertising to reach our target audience.

We enter new major markets with a comprehensive brand awareness campaign for a four-week period leading up to our grand opening. During the week of grand opening, we utilize a combination of television, radio and special print offers to drive traffic to our stores.

Our website, www.hhgregg.com, features our full line of products and provides useful information to consumers on the features and benefits of our products, our store locations and hours of operations. We offer both on-line shopping with delivery, as well as an in-store pickup option to increase customer traffic. We also utilize the internet as an important customer information resource to drive in-store purchases of our merchandise.

Management Information Systems

Over the past four fiscal years, we have been systematically updating and upgrading our management information systems in a multi-phase process to improve the efficiency of our store operations and enhance critical corporate and business planning functions. During fiscal 2008, we implemented a demand management and forecasting tool to add more robust analytical capabilities to our inventory management process and opened an off-site data center to enhance our disaster recovery capabilities. During fiscal 2007, we converted our financial reporting and accounting systems to a retail industry standard application to support our anticipated future growth. In fiscal 2006, we installed a new enterprise data warehouse to better integrate operating and merchandising information in a relational data base environment.

We are currently in the process of migrating our inventory and supply chain management software from our legacy hardware platform and operating system, which our primary hardware vendor will no longer be providing support for after December 31, 2010, to a new hardware platform and operating system. This migration will transfer our existing applications to a platform scalable for future growth and is intended to ensure complete continuity in the end-user interface screens, thereby eliminating the cost and lost productivity of re-training our store and distribution associates on a new enterprise resource planning (ERP) application. The migration also maintains our applications’ proven transactional processing capabilities that have contributed to industry-leading inventory turns and shrink results, as well as enables same-day delivery of virtually all of our products. Our current estimate of the remaining capital expenditures for this phase of our management information systems upgrade is between $3 and $5 million during fiscal 2009.

Our management information system includes a wide-area network linking our stores and distribution centers to our corporate offices. This provides real-time polling of sales, scheduled deliveries and inventory levels at the store and distribution center level. In our distribution centers, we use radio frequency networks to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management.

Competition

The consumer electronics and appliance industry is highly competitive and concentrated among a group of major retailers. Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and a number of direct-to-customer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs and other specialty single- and multi-unit retail stores. Mass merchants continue to increase their offerings of consumer electronics products, primarily those that are less complex to sell, deliver and install. Similarly, large home improvement retailers have expanded their assortment of appliances.

We compete against Best Buy, Circuit City, Sears, Lowe’s and Home Depot and independent specialty retail stores in the vast majority of our markets. We also compete against regional retailers, such as Fry’s and BrandsMart, in several of our markets. We have achieved a leading market position in digital televisions and major appliances in the majority of our markets. We have established these leading positions despite the presence, or entrance, of each of these leading competitors in our markets. We will continue to expand in our existing markets by adding stores in those regions where we can continue to gain market share from our competitors and leverage our existing distribution network and advertising initiatives.

The retail appliance and consumer electronics industry competes on product selection, price and customer service. We differentiate ourselves through our emphasis on an extensive product offering, customer service and satisfaction while matching our competitors on price. We believe that our highly trained commissioned sales force, broad product and brand offerings and customer support services allow us to compete effectively in our markets.

•

Our commissioned sales force is motivated to attend to customer needs quickly and is knowledgeable about the products we carry. The majority of our key competitors pay their sales force on an hourly basis. Because our sales staff is commissioned and highly trained in product knowledge, we believe our sales force is driven to more quickly and efficiently assist our customers in making their purchase decisions. We believe that when fully informed, customers purchase higher-end, feature-rich products due to an appreciation of the performance of those products.

•	By combining this knowledgeable sales force with a broad selection of key brands and products with complex, premium features, we differentiate ourselves from our competitors.

•

We promote our products both in our stores and through advertising. We also highlight our service offerings, such as same-day delivery and 40 minute call-ahead delivery. These services are key to our customer base which appreciates better product information, high-end products and more flexible delivery.

Seasonality

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2008 and 2007, we generated 31.1% and 31.6%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes.

Trade Names and Trademarks

We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: hhgregg™, HHGREGG.COM®, H.H. Gregg Appliances Electronics Computers®, WELCOME TO THE REVOLUTION®, HHG®, Fine Lines™, hhgregg Fine Lines™, Fine Points™ and Price and Advice Guaranteed™

Employees

As of March 31, 2008, we employed 3,808 employees, of whom approximately 97% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street N.E.

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.hhgregg.com—select the “Investor Relations” link and then the “Financials and SEC Filings” link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee, as well as the Code of Business Conduct and Ethics, Whistleblower Policy, Related Party Policy and the Corporate Governance Guidelines. These documents are posted on our Web site at www.hhgregg.com—select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

hhgregg, Inc.

Director of Investor Relations

4151 E 96th Street

Indianapolis, IN 46240

ITEM 1A.	Risk Factors

We face significant competition, which could reduce our share of the market for home appliances and consumer electronics and our net sales. Competition could also cause us to increase expenditures, cause us to reduce our prices or margins and impact our comparable store sales.

The retail market for major home appliances and consumer electronics is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Circuit City, Sears, Lowe’s and Home Depot, locally-owned regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar consumer electronics and major home appliances. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower prices. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to discounts, promotions and sales of products and services. They may also have financial resources that enable them to weather economic downturns better than us.

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats;

•	improved retail sales methods; and

•	expansion by our existing competitors or entry by new competitors into markets where we currently operate.

Competition could cause us to lose market share, net sales and customers, increase expenditures or reduce prices or margins, any of which could have a material adverse effect on our business and results of operations. In addition, competition could have an impact on our comparable store sales.

Our business is dependent on the general economic conditions in our markets.

In general, our sales depend on discretionary spending by our customers. A deterioration of economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:

•	interest rates and inflation;

•	an economic recession;

•	natural disasters;

•	national and international security concerns;

•	consumer credit availability;

•	consumer debt levels;

•	consumer confidence in the economy;

•	gasoline and fuel prices;

•	tax rates and tax policy;

•	unemployment trends; and

•	other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

Our growth strategy depends in part on our ability to open and profitably operate new stores in existing and new geographic markets. If we fail to successfully manage the challenges our planned growth poses, fail to maintain our financial and internal controls and systems or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

New stores that we open may not be profitable or may take longer than anticipated to open or to reach desired levels of profitability. Furthermore, the addition of new stores in existing markets may adversely affect the performance of nearby stores. Collectively, these circumstances could lower our profit, operating income and profit margins. There are a number of factors that could affect our ability to open or acquire as well as operate new stores at profitable levels consistent with our existing stores, including:

•	competitors, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	the failure to open enough stores in new markets to achieve a sufficient market presence to compete successfully;

•	the inability to identify and acquire suitable store sites and to negotiate acceptable leases for these sites;

•	difficulties associated with the hiring, training and retention of additional sales personnel and store managers;

•	the inability to obtain government approvals, licenses and permits in a timely manner;

•	the failure to adequately supervise construction and manage development costs;

•	the inability to secure adequate landlord financing;

•	difficulties or delay in obtaining construction materials and labor; and

•	problems or delays in pre-opening store promotion and related publicity.

In addition, our growth plans will require management to expend significant time, effort and resources to ensure the continuing adequacy of our financial and other internal controls, operating procedures, information systems, product purchasing, inventory management, warehousing and distribution systems and employee training programs. We may not be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, financial and other internal controls and information systems. If we fail to successfully manage the challenges our planned growth poses, fail to improve these systems and controls or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.

The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Frigidaire, GE, JVC, LG, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 80.3% and 90.4%, respectively, of our purchases in fiscal 2008. The loss of any one or more of our key vendors or our failure to establish and maintain relationships with these and other vendors could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

If we fail to anticipate changes in consumer preferences, our net sales and profitability may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase revenues depends to a large extent on the periodic introduction and availability of new products and technologies. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics such as high efficiency appliances and high definition televisions. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance. Our margins are enhanced due to our ability to sell up in the product life cycle, thus a lack of new products in the market would impair our ability to maintain gross margins as a percentage of sales. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost sales and lower margins due to the need to mark down excess inventory. If we are unable to effectively introduce and sell new products to our customers, our business and results of operations could be adversely affected.

If we cannot attract and retain highly qualified sales personnel and store managers, our level of customer service may decline, which may decrease our net sales and profitability.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our manager-in-training, or MIT, program, our level of customer service may decline, which may decrease our net sales and profitability.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs, working capital requirements and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and continuous management information system updates. Gross capital expenditures during fiscal 2008, prior to any forward funding arrangements, were $42.2 million. See “—Any failure of our information technology infrastructure, or any delay or problem with the upgrading of our existing management information system, could cause a disruption in our business and increase costs.” If the cash provided by operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans and defer some or all of the upgrade of our management information system.

Because our hhgregg stores are generally concentrated in Midwest and Southeast portions of the United States, we are subject to regional risks.

Our stores are located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina, and Tennessee. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these states. If these markets individually or collectively suffer an economic downturn or other adverse event, there could be an adverse impact on our comparable store sales, net sales and profitability and our ability to implement our planned expansion program. Several of our larger competitors operate stores nationwide and thus are not as vulnerable as we are to these risks. In addition, our net sales depend on discretionary consumer spending, which may decrease on a regional basis due to a number of factors beyond our control, including unfavorable economic conditions, increases in consumer debt levels, unemployment or inflation, or other factors that adversely affect consumer confidence.

A natural disaster or other disruption at our central distribution centers could cause us to lose merchandise and be unable to effectively deliver to our customers and stores, which could reduce our profits.

At March 31, 2008 we relied on two central distribution centers in Atlanta and Indianapolis to handle our distribution needs. We opened a third central distribution center in Davenport, Florida in April 2008. Any natural disaster or other serious disruption to these centers due to fire, tornado, hurricane or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our stores and deliver merchandise to customers and could result in decreased net sales, increased costs and reduced profits.

Our quarterly results fluctuate due to seasonal demand for our products and if we miscalculate this demand our net sales and profitability could decline.

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2008 and 2007, we generated 31.1% and 31.6%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending December 31, our net sales could decline, resulting in excess inventory, which could tie up our working capital and revolving credit facility, as well as lower our profit margin as a result of product markdowns. A shortfall in expected net sales, combined with our significant additional expenses during these fiscal quarters, could cause a significant decline in our operating results.

If we are unable to retain key management, we could have difficulty implementing our business strategy, which may result in reduced net sales, operating margins and profitability.

We are dependent on the skills, experience and continued service of our senior management. We entered into employment agreements with these key officers which include secrecy, non-competition and other customary provisions. If members of senior management cease to be active in the management of our business or decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy, which may result in reduced net sales, operating margins and profitability.

If our third-party delivery service is unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction.

We offer same-day delivery of virtually all of the products we sell. A majority of our deliveries is outsourced to a third-party delivery service. Our third-party delivery service is subject to risks that are beyond our control. If our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. As a result, our net sales and profitability may decline.

Changes in trade regulations, currency fluctuations and other factors beyond our control could negatively affect our net sales, profitability and competitive position.

A significant portion of our inventory is manufactured outside the United States. Changes in trade regulations, currency fluctuations, economic or political instability, natural disasters, public health emergencies and other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our cost of goods, or may force us to increase prices, thereby adversely impacting net sales and profitability. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, enabling price competition that adversely impacts net sales and profitability, as well as our competitive position.

Any failure of our information technology infrastructure, or any delay or problem with the upgrading of our existing management information system, could cause a disruption in our business and increase costs.

Our ability to operate our business from day to day largely depends on the efficient operation of our management information system. We use our management information system to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our financial results. Our existing computer hardware platform, upon which several key business software applications reside, will no longer be supported by the manufacturer after December 31, 2010. We have commenced a plan to migrate these key software applications to a new operating system and hardware platform prior to December 31, 2010. Our current estimate of the additional capital expenditures related to this project is approximately $3 million to $5 million over the next year. This estimate could increase if we are required to accelerate the implementation of our current migration plan. Our transition to the new operating system and hardware platform may not be completed in the expected timeframe, and may result in significant unanticipated costs.

If the integrity and security of our customers’ information is not protected, it could expose us to litigation and materially damage our standing with our customers.

We capture, transmit, handle and store sensitive information, which involves certain inherent security risks. Such risks include, among other things, the interception of the personal information of our customers by persons outside the Company or by our own employees. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we are taking significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

We have anti-takeover defense provisions in our certificate of incorporation and bylaws and provisions in our debt instruments that may deter potential acquirers and depress the price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions:

•	authorize our board of directors to issue “blank check” preferred stock and determine the powers, preferences and privileges of those shares without prior stockholder approval;

•	limit the calling of special meetings of stockholders; and

•

impose a requirement that an affirmative vote of the holders of 66 2/3% of the outstanding shares of common stock is required to amend certain provisions of the certificate of incorporation and bylaws.

Our debt instruments also contain provisions that could have the effect of making it more difficult or less attractive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Specifically, the terms of our senior notes require that they be redeemed at a premium over their principal amount in the event that we undergo a change of control. In addition, our existing credit facility provides that a change of control constitutes an event of default under that facility and will cause the borrowing under our credit facility to become immediately due. Our future debt agreements, including our credit facilities, may contain similar provisions. The need to repay all of this indebtedness may deter potential third parties from acquiring us.

Under these various provisions in our certificate of incorporation, bylaws and debt instruments, a takeover attempt or third-party acquisition of us, including a takeover attempt that may result in a premium over the market price for shares of our common stock, could be delayed, deterred or prevented. In addition, these provisions may prevent the market price of our common stock from increasing in response to actual or rumored takeover attempts and may also prevent changes in our management. As a result, these anti-takeover and change of control provisions may limit the price investors are willing to pay in the future for shares of our common stock.

Our executive officers, directors and current principal stockholders own a large percentage of our voting common stock and could limit the influence of our other stockholders on corporate decisions.

Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 72.8% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Stores and Store Operations

Operations. Our store operations are organized into 14 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, a sales manager, an operations manager and a staff averaging 20 salespeople and 10 additional support staff. Our stores are open seven days and six nights a week.

Locations. As of March 31, 2008 we leased all of our stores, which are located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina, and Tennessee. Our stores average approximately 34,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, central distribution and warehousing facility, and corporate call center.

The following table sets forth our store locations:

State	Stores Opened at March 31, 2007	Store Openings	Store Closures	Stores Opened at March 31, 2008
Alabama	2	3	—	5
Florida	—	2	—	2
Georgia	13	—	—	13
Indiana	15	—	—	15
Kentucky	5	—	—	5
North Carolina	6	5	—	11
Ohio	24	2	—	26
South Carolina	4	1	—	5
Tennessee	8	1	—	9

	77	14	—	91

Market and Site Selection. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above average economic growth and household incomes, home ownership rates, growth in new housing starts and remodeling activity. Our target markets typically include most or all of our major competitors. When considering new sites, we analyze total store and market potential and advertising and occupancy costs for a market, as well as proximity to distribution facilities. Within our markets, we open or acquire our stores in power centers or freestanding locations in high traffic areas, usually near our major competitors. Primary site evaluation criteria include total sales volume potential, co-tenancies, traffic patterns, visibility, access, parking availability and occupancy costs. We initially open multiple stores in a new market and add stores to the market over time to increase market share and improve the leverage of our fixed costs. We plan to continue to open or acquire stores in new and existing markets.

Store Development. Since 1999, we have successfully entered nine new metropolitan markets, most recently in Charlotte, Knoxville, Raleigh, Birmingham and Jacksonville. Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This timeframe can be reduced to 6 to 12 months when no new property build-out is required.

We generally lease new stores through build-to-suit arrangements, whereby a landlord develops a building shell for long-term rental to us. This strategy significantly reduces our capital outlay for new store construction by limiting our capital outlay to furniture, fixtures and equipment. Additionally, we occasionally execute a sale and leaseback on stores not developed through a build-to-suit program. Through this sale and leaseback process, in which the land, building and/or leasehold improvements are sold to a third party and leased back to us on a single tenant basis, much of the construction cost associated with a new store can be deferred and recognized over a long-term rental period, which is generally 10 to 15 years.

ITEM 3.	Legal Proceedings.

We are engaged in various legal proceedings in the ordinary course of business and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements is not likely to have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol HGG. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange—Composite Index during the periods indicated.

	Stock Price
	High	Low
Fiscal 2008
Second Quarter*	$15.39	$10.50
Third Quarter	16.08	11.37
Fourth Quarter	13.41	8.67

*	Our common stock began trading on the New York Stock Exchange on July 19, 2007.

We did not pay cash dividends on our common stock during the last two fiscal years and do not expect to pay cash dividends in the near future. In addition, the terms of our credit facilities place restrictions on our ability to pay dividends and otherwise transfer assets to our stockholders. As of April 30, 2008, there were 108 holders of record of our common stock.

The following table summarizes our equity compensation plans as of March 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	4,568,001	(1)	$7.65	2,367,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,568,001		$7.65	2,367,000

(1)	Consists of 3,935,001 options issued pursuant to the Gregg Appliances Inc. 2005 Stock Option Plan and 633,000 options issued pursuant to the hhgregg, Inc. 2007 Equity Incentive Plan.

hhgregg Stock Comparative Performance Graph

The information contained in this hhgregg Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

The graph below compares the cumulative total shareholder return on hhgregg common stock from the IPO date of July 19, 2007 through March 31, 2008 with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500”), and the Standard & Poor’s Retail Index (“S&P Retail Index”).

The graph assumes an investment of $100 at the close of trading on July 19, 2007, the hhgregg IPO date, in hhgregg common stock, the S&P 500 and the S&P Retail Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	July 19, 2007	March 31, 2008
hhgregg, Inc.	100.00	86.54
S&P 500	100.00	85.17
S&P Retail Index	100.00	73.72

ITEM 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2008, 2007, 2006, 2005 and 2004 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. For the fiscal year ended March 31, 2004 and for a portion of the fiscal year ended March 31, 2005, we were required, pursuant to GAAP, to consolidate certain variable interest entities controlled by a former director and principal stockholder or members of his immediate family, from which we lease certain real property and our corporate airplane. Effective at the closing of our recapitalization on February 3, 2005, we were no longer required to consolidate the variable interest entities for accounting purposes. Thus the financial information for the period following the closing of the recapitalization does not include these entities. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except per share data, store data and as otherwise indicated.

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
Statement of Income Data:
Net sales	$1,256,666	$1,059,428	$900,424	$803,199	$753,156
Cost of goods sold	867,733	730,696	616,512	548,105	513,408

Gross profit	388,933	328,732	283,912	255,094	239,748
Selling, general and administrative expenses	267,091	228,920	209,484	184,224	175,034
Net advertising expense	53,525	43,996	41,660	35,678	33,243
Stock-based compensation(1)	—	—	—	9,277	2,390
Gain on transfer of extended maintenance obligations(2)	—	—	(27,850)	—	—
Restructuring and asset impairment charges(3)	—	1,997	1,009	—	—

Income from operations	68,317	53,819	59,609	25,915	29,081
Other expense (income):
Interest expense	10,706	17,464	19,000	3,866	1,052
Interest income	(88)	(243)	(231)	(977)	(278)
Loss (gain) related to early extinguishment of debt	21,930	1,403	(39)	—	—
Recapitalization transaction costs	—	—	—	4,745	—
Minority interest	—	—	—	3,813	99

Total other expense	32,548	18,624	18,730	11,447	873
Income before income taxes and cumulative effect of accounting change	35,769	35,195	40,879	14,468	28,208
Income tax expense (benefit)(4)	14,363	13,837	18,664	(14,780)	—

Net income	$21,406	$21,358	$22,215	$29,248	$28,208

Per Share Data:
Basic net income per share(5)	$0.69	$0.75	$0.78	$0.51	$0.46
Diluted net income per share(6)	$0.67	$0.73	$0.78	$0.51	$0.46
Weighted average shares outstanding- Basic	31,130,680	28,496,728	28,307,332	57,580,570	61,810,588
Weighted average shares outstanding-Diluted	32,188,984	29,400,378	28,307,332	57,613,290	61,810,648
Other Data:
Capital expenditures	42,175	19,492	19,046	15,212	15,546
Store Data:
Number of stores, end of period	91	77	67	58	54
Total store square footage (in thousands)	3,127	2,651	2,333	2,009	1,862
Comparable store sales(7)	4.8%	5.5%	1.7%	0.4%	1.3%
Inventory turnover(8)	7.0x	6.9x	7.0x	7.3x	6.8x
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,869	$1,498	$2,301	$8,642	$8,648
Total assets	329,919	290,525	283,764	293,104	177,767
Total debt	92,608	134,459	178,242	182,285	15,383
Minority interest	—	—	—	—	16,478
Stockholders’ equity (deficit)	81,674	16,293	(5,154)	(32,847)	25,589

(1)	Stock compensation expense for the fiscal 2008 and 2007 represents compensation expense of share-based payment awards in accordance with the provisions of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R) and thus is recorded in selling, general and administrative expenses. Stock-based compensation expense for fiscal 2005 and 2004 represents compensation expense related to stock issued in exchange for a nonrecourse note and stock appreciation rights representing variable awards to our employees under our previous stock appreciation right and option programs which were terminated at the time of the recapitalization.

(2)	Prior to October 2005, we sold third-party extended service plans, or ESPs, on appliances and sold our own self-insured ESPs on electronics. We also maintained a service and repair network to service the electronics ESPs we sold and to do repair work on behalf of certain electronics manufacturers for manufacturer warranty claims. In October 2005, we began outsourcing our self-insured electronics warranties and exited the product service business to remove exposure to warranty liabilities and reduce the costs and complexity associated with product service and repair. The gain reflects the transfer of our existing extended service plan liabilities on electronics to a third party less the payment made to General Electric (GE), the third party.

(3)	For fiscal 2007, this amount represents the goodwill impairment charge associated with the acquisition of a single-store builder appliance supplier. Please refer to footnote 15 of the notes to our audited financial statements included elsewhere herein for a discussion of the acquisition. For fiscal 2006, this amount represents the restructuring charges related to the outsourcing of our product service and repair offerings. Please refer to footnote 13 of the notes to our audited financial statements included elsewhere herein for a discussion of the restructuring.

(4)	For all periods prior to the recapitalization, we operated as an S corporation and were not subject to U.S. federal and certain state income taxes. Upon the closing of the recapitalization, we became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

(5)	Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding.

(6)	Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares from outstanding options and stock appreciation rights been issued.

(7)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.

(8)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the trailing 12-month period by the average of the beginning and ending inventory for that period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Historical Consolidated Financial and Other Data,” and our consolidated financial statements and the related notes appearing elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in 10 sections:

•	Overview

•	Critical Accounting Policies

•	Description of Certain Line Items

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Inflation

•	Contractual Obligations

•	Off Balance Sheet Items

•	Recently Issued Accounting Standards

•	Outlook

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of March 31, 2008, we operated 91 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

hhgregg, Inc. (hhgregg) was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances, Inc. (Gregg Appliances) contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances. On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders.

Transfers or exchanges of assets or equity instruments between enterprises under common control are not business combinations. Therefore, the formation transaction of hhgregg was recorded at the carrying value of the transferring enterprise (Gregg Appliances) in a manner similar to pooling-of-interests and not at fair value. Gregg Appliances’ financial statements are presented as historical comparisons for hhgregg prior to the aforementioned date of corporate reorganization.

This overview section is divided into five sub-sections discussing our operating strategy and performance, store development strategy, industry and economic factors, material trends and uncertainties and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 85% and 87% of our net sales mix in fiscal 2008 and 2007, respectively.

We strive to differentiate ourselves through our customer purchase experience starting with a highly-trained, consultative commissioned sales force which educates our customers on the features and benefits of our products, followed by rapid product delivery and installation, and ending with helpful post-sales support services. We carefully monitor our competition to ensure that our prices are competitive in the market place. Our experience has been that informed customers often choose to buy a more heavily-featured product once they understand the applicability and benefits of its features. Heavily-featured products typically carry higher average selling prices and higher margins than less-featured, entry-level price point products.

The following table summarizes certain operating data that we believe are important to an understanding of the efficiency of our operating model:

	Fiscal Year Ended March 31,
	2008	2007	2006
Inventory turnover(1)	7.0x	6.9x	7.0x
Working capital (as a percentage of sales)(2)	1.9%	1.5%	1.9%
Net capital expenditures (as a percentage of sales)(3)	2.8%	1.2%	2.1%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

(2)	Working capital is calculated by dividing current assets excluding cash, deposits and the current portion of deferred income taxes by current liabilities as of the end of the respective fiscal year-end. Working capital, as defined, is divided by net sales for the respective fiscal year.

(3)	Represents capital expenditures less proceeds from sale and leaseback transactions, expressed as a percentage of sales.

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 7.0 turns per year over the past three fiscal years. Our working capital has averaged 1.8%, expressed as a percentage of sales, over the past three fiscal years. Our net capital expenditures have averaged 2.1%, measured as a percentage of sales, over the past three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past three fiscal years. This has enabled us to de-leverage our balance sheet and internally fund our store growth.

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

During fiscal 2008, we opened 14 new stores. In addition to opening stores in new markets, Birmingham, Alabama and Raleigh, North Carolina, we entered our ninth state with our first two stores opening in Northern Florida in our last fiscal quarter. In addition to new stores, we also opened up two new regional distribution centers in Raleigh, North Carolina and Jacksonville, Florida. Subsequent to year-end, we opened our third central distribution center in Davenport, Florida. This distribution center will support our anticipated growth in the Florida market.

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

According to the Consumer Electronics Association, or the CEA, sales of consumer electronics are expected to remain strong, growing by 6.1% in 2008 due to the continued adoption of digital and more portable products along with continuing trends of price declines for higher-ticket items, such as flat panel televisions. The CEA projects digital television sales to grow at a compound annual growth rate of 5.9% through 2011, in part due to the FCC mandate that all televisions incorporate a digital tuner by 2009.

The appliance industry has benefited from improvements in form and aesthetics which have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances that we have benefited from for the past three fiscal years is not expected to change dramatically for the foreseeable future.

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

There has been price compression in flat panel televisions for equivalent screen sizes over the past few years. As with similar product life cycles for console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 1080p and 120Hz technologies (two technological developments that enhance display quality), larger screen sizes and, in certain circumstances, increasing our unit sales at a rate greater than the decline in product prices.

The Association of Home Appliance Manufacturers (AHAM) attributed a 6.3% decline in year-over-year, major appliance unit shipments for calendar year 2007 to the downturn in the housing market and the sub-prime mortgage crisis. The NPD Group reported that a significant portion of that 6.3% decline in unit shipments was borne by the manufacturers that sell directly to the largest homebuilders with retail unit sales volume falling only 0.2%, and retail sales dollars slipping 1.6%, for the same time period. We have, as in past housing downturns, attempted to tailor our appliance category assortment toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. For fiscal 2008, we continued to execute our strategy and gain major appliance market share by posting a 1.6% comparable store sales increase in our appliance category while AHAM reported that unit shipments of major appliances declined 6.0% during that same period.

Seasonality. Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31 due to the overall demand for consumer electronics during the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to offset the seasonality of our overall business.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances and these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. We use estimates throughout our financial statements, but the accounting policies and estimates we consider most critical, are described below:

Vendor Allowances. We receive funds from our vendors for volume rebates, marketing support, training and other discount and promotional programs, which we record on an accrual basis as a reduction of either the related expense or the related product cost. The majority of our vendors support us with cooperative advertising. The programs are typically negotiated at least annually and are generally based on product purchase volume.

We accrue allowances based on the satisfaction of terms of the program and sales of qualifying products even though we may not receive the allowances until the end of a quarter or year. When we record vendor allowances we must determine the period in which they should be recognized in the consolidated statements of income and whether they should be reflected as adjustments to cost of goods sold or the related expense, as provided in EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. If the programs provide reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products, the allowances, credits, or payments are recorded as a reduction of the related expense in the period in which the cost is incurred.

We also deduct amounts for cooperative advertising from our payments to manufacturers for inventory purchases based on individual agreements with our manufacturers. For all other vendor programs, the allowances, credits or payments are recorded as a reduction to the related inventory cost (rather than as a reduction to advertising expense) and recognized in cost of goods sold when the product is sold.

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general liability, motor vehicle and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. For the year ended March 31, 2008, management reviewed its assumptions and the valuations provided by an independent third-party actuary to determine the adequacy of our self-insured liabilities. Our reserves for self-insurance were $5.8 million and $5.1 million as of March 31, 2008 and 2007, respectively.

Stock-based Compensation. On April 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). As we were considered a nonpublic entity, as defined in SFAS 123R, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), we were required to apply the prospective transition method at the date of adoption. Under this transition method, we apply SFAS 123R to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, we continue to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, we will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. In accordance with APB Opinion No. 25, we did not recognize compensation expense in connection with employee stock option grants upon adoption because stock options, granted prior to April 1, 2006 were granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are three significant elements in the Black-Scholes option pricing model: expected volatility, risk free rate and expected term. We use an independent valuation advisor to assist us in projecting expected stock price volatility. We also consider both the historical volatility of our peer group’s stock price as well as implied volatilities from exchange-traded options on our peer group’s stock in accordance with Staff Accounting Bulletin No. 107 , Share-Based Payment (SAB 107). Our expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method described in SAB 107. On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110, (SAB 110) which, effective January 1, 2008, amends and replaces SAB 107. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing the expected life assumption in accordance with SFAS 123R. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We plan to track and capture employee exercise behavior in the future as a basis for our valuation assumptions. We currently use simplified estimates due to limited exercise history. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 to the consolidated financial statements for a further discussion on stock-based compensation.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainly in Income Taxes-an interpretation of SFAS 109” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are subject to U.S. federal and certain state and local income taxes applicable to C corporations. We use significant estimates that require management’s judgment in calculating our provision for income taxes. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

Revenue Recognition. We recognize revenue from the sale of merchandise at the time the customer takes possession of the merchandise. We honor returns from customers within 10 days from the date of sale and provide allowances for estimated returns based on historical experience. We recorded an allowance for sales returns of $0.2 million at March 31, 2008 and 2007, respectively. We recognize service revenue at the time the service is completed, the price is fixed or determinable, and collectibility is reasonably assured. Proceeds from the sales of gift cards are deferred until redeemed by the customer. Amounts billed to customers for delivery of merchandise are included in revenue.

We sell ESPs on appliance and electronic merchandise for periods ranging up to 10 years. Funds received for ESPs in which we are the primary obligor are deferred and the incremental direct costs of selling the ESP, including commissions, are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the ESP are expensed as incurred. For ESPs sold by us on behalf of a third party, the net commission revenue is recognized at the time of sale. We are not the primary obligor on ESPs sold on behalf of third parties.

Description of Certain Line Items

The following is a description of additional components of certain line items from our consolidated financial statements:

Net Sales. Net sales consists of gross revenues from the sale of products, delivery and installation and other services, net of promotions, rebates and discounts. Net sales also include revenues from sales of our ESPs. In October 2005, a third party assumed our obligations related to our previously sold ESPs. See note 14 to our audited consolidated financial statements for further discussion of the transaction related to our ESPs. When we were the primary obligor on the ESP, we recognized revenue from the sale of the ESP ratably over the life of the contract. When the primary obligor on the ESP is a third party, we recognize commission revenue from the sale of the ESP at the time of sale, net of the portion paid to the third-party obligor.

Cost of Goods Sold. Cost of goods sold is defined as the cost of gross inventory sold, including any handling charges, in-bound freight expenses and physical inventory losses, less the recognized portion of certain vendor allowances. Because we do not include costs related to our store distribution facilities in cost of goods sold, our gross profit may not be comparable to that of other retailers that include these costs in cost of goods sold and in the calculation of gross profit.

Selling, General & Administrative Expenses (SG&A). SG&A includes the majority of our costs (other than cost of goods sold and net advertising expense, gain on transfer of extended maintenance obligations, restructuring and asset impairment charges, interest and loss (gain) related to early extinguishment of debt) including wages, rent, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, stock-based compensation (in accordance with SFAS 123R) and other general administrative expenses.

Net Advertising Expense. Net advertising expense consists of advertising costs as incurred reduced by qualifying payments received from vendors under cooperative advertising.

Gain on Transfer of Extended Maintenance Obligations. Gain on transfer of extended maintenance obligations reflects the net liabilities transferred less payments made to a third party to transfer our extended maintenance obligations.

Restructuring and Asset Impairment Charges. In fiscal 2007, restructuring and asset impairment charges relate to goodwill impairment associated with the acquisition of a single-store builder appliance supplier. In fiscal 2006, restructuring and asset impairment charges consist of charges associated with our decision to outsource our product service and repair offerings. These charges reflect fair market adjustments to the carrying value of long-

lived assets, primarily comprised of vehicles and equipment, and severance related charges in relation to certain eliminated positions.

Other Expense (Income). Other expense (income) includes interest expense, interest income, and loss (gain) related to early extinguishment of debt.

Results of Operations

Operating Performance. The following table presents selected condensed consolidated financial data (dollars in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2008	2007	2006
	(unaudited)
Net sales	$1,256,666	$1,059,428	$900,424
Net sales % gain	18.6%	17.7%	12.1%
Comparable store sales % increase(1)	4.8%	5.5%	1.7%
Gross profit as % of net sales	30.9%	31.0%	31.5%
SG&A as % of net sales	21.3%	21.6%	23.3%
Net advertising expense as a % of net sales	4.3%	4.2%	4.6%
Income from operations as a % of net sales	5.4%	5.1%	6.6%
Net interest expense as a % of net sales	0.8%	1.6%	2.1%
Loss (gain) related to early extinguishment of debt as a % of net sales	1.7%	0.1%	0.0%
Net income	$21,406	$21,358	$22,215
Diluted net income per share	$0.67	$0.73	$0.78

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $21.4 million or $0.67 per diluted share for fiscal 2008, compared with net income of $21.4 million, or $0.73 per diluted share, for fiscal 2007 and $22.2 million, or $0.78 per diluted share, for fiscal 2006. The net income in fiscal 2008 included a $21.9 million pretax loss for the early extinguishment of debt primarily arising from our debt refinancing completed in July 2007, or $0.41 net loss per diluted share. The improvement in fiscal 2008 earnings, excluding the loss on the early extinguishment of debt, reflects strong comparable store sales growth, improved leverage of SG&A expenses and reduced interest expense due to debt reduction during fiscal 2008. The net income in fiscal 2006 included a $27.9 million pretax gain on transfer of extended maintenance obligations, or $0.59 per diluted share, net of tax. The improvement in fiscal 2007 earnings, excluding the gain on transfer of extended maintenance obligations in fiscal 2006, reflect strong comparable stores sales growth, improved leverage of SG&A expenses and reduced interest expense due to debt reduction during fiscal 2007.

Net sales for fiscal 2008 increased 18.6% to $1,256.7 million from $1,059.4 million for fiscal 2007. Net sales increased 17.7% in fiscal 2007 from $900.4 million in fiscal 2006. The increase in sales for fiscal 2008 was primarily attributable to the addition of 14 stores during fiscal 2008 coupled with a 4.8% increase in comparable store sales. The increase in sales for fiscal 2007 was primarily attributable to the addition of 10 stores during fiscal 2007 coupled with a 5.5% increase in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2008, 2007 and 2006 were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2008	2007	2006	2008	2007	2006
Video	46%	47%	44%	4.7%	9.3%	(0.1)%
Appliances	39%	40%	41%	1.6%	3.5%	3.9%
Other(1)	15%	13%	15%	15.9%	(0.6)%	1.0%

Total	100%	100%	100%	4.8%	5.5%	1.7%

(1)	Primarily consists of audio, personal electronics, mattresses and notebook computers.

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Our 4.8% comparable store sales increase for fiscal 2008 primarily reflects a higher average selling price driven by continued increases in sales of higher-priced items in video, major appliances and mattresses. Our video sales performance was fueled by double-digit LCD flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Our appliance product category growth reflected strong demand for high-efficiency major appliances, particularly in the dishwasher, cooking, laundry and refrigeration sub-categories. The comparable store sales increase in our other product category was primarily due to growth in notebook computer, mattresses, personal electronics and furniture and accessories.

Gross profit rate remained reasonably consistent for fiscal 2008 compared to fiscal 2007.

SG&A expenses, as a percentage of sales, decreased by 0.3%, to 21.3% for fiscal 2008 from 21.6% for fiscal 2007. The decrease in the SG&A rate for fiscal 2008 was primarily attributable to the leveraging effect of our sales growth across many expense categories.

Net advertising expense, as a percentage of sales, increased by 0.1% to 4.3% for fiscal 2008. The increase in net advertising expense was primarily due to an increase in gross advertising spending primarily attributable to an increase in promotional activity during fiscal 2008.

Other expense increased $13.9 million for fiscal 2008 to $32.5 million from $18.6 million for fiscal 2007. This increase was largely due to a loss on early extinguishment of debt of $21.9 million primarily arising from our debt refinancing completed in July 2007. This increase was partially offset by a decrease of approximately $6.6 million in net interest expense due to a reduction in debt outstanding following the refinancing.

Income tax expense increased to $14.4 million for fiscal 2008 compared to $13.8 million for fiscal 2007. This increase was the result of an increase in income before income taxes in the current year compared to the prior year. The increase in our effective income tax rate from 39.3% in fiscal 2007 to 40.2% in fiscal 2008 was the result of a reduction in state income tax credits generated during fiscal 2008 as compared to fiscal 2007.

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Our 5.5% comparable store sales increase for fiscal 2007 primarily was driven by gains in video, major appliances and mattresses. Video sales performance was driven by flat panel television sales growth outpacing the sales decline in projection and tube televisions.

Gross profit rate declined by 0.5% to 31.0% for fiscal 2007 from 31.5% for fiscal 2006. The decline in the gross profit rate was primarily attributable to our decision to outsource our product service and repair work to a third-party provider as well as to sell third-party extended service plans along with the related change in ESP revenue recognition associated with these changes. This decline was more than offset by corresponding improvements in our SG&A expense measured as a percentage of sales.

SG&A expenses, as a percentage of sales, decreased by 1.7%, to 21.6% for fiscal 2007 from 23.3% for fiscal 2006. The decrease in SG&A expense as a percentage of sales was primarily attributable to the outsourcing of our product service and repair work to a third-party provider and our decision to sell third-party extended service plans last year, as well as the leveraging effect of our sales growth across many SG&A categories.

Net advertising expense, as a percentage of sales, decreased by 0.4% to 4.2% for fiscal 2007. The decrease in net advertising expense was primarily due to a reduction in gross advertising expense as a percentage of sales.

During fiscal 2006, in connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligation and recognized a $27.9 million pretax gain on the sale in fiscal 2006.

In connection with our transition to outsource our product service and repair services, we recorded restructuring and asset impairment charges of $1.0 million during fiscal 2006 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs resulted in a cash outlay while the asset impairments were recognized as a non-cash charge to write-off certain assets. During fiscal 2007, we recognized an impairment charge of $2.0 million for goodwill, in accordance with the provisions of SFAS No.142, “Goodwill and Other Intangible Assets”, related to our single-store acquisition of Builder Appliance Supply, Inc. (BAS).

Other expense declined by $0.1 million to $18.6 million for fiscal 2007 from $18.7 million for fiscal 2006. This decrease in other expense was primarily due to a decrease in net interest expense of $1.5 million, partially offset by a $1.4 million loss related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the senior notes repurchased during fiscal 2007, along with the associated write-off of debt issuance costs.

Income tax expense decreased to $13.8 million for fiscal 2007 from $18.7 million for fiscal 2006. This decrease was primarily the result of a reduction in income before income taxes in the current year compared to the prior year. The decrease in our effective income tax rate from 45.7% in fiscal 2006 to 39.3% in fiscal 2007 was the result of changes in state income tax rates and apportionment in fiscal 2006 coupled with the recognition of additional state income tax credits in fiscal 2007.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2008	2007	2006
Net cash (used in) provided by operating activities	$67,639	$50,658	$(524)
Net cash used in investing activities	(34,830)	(15,035)	(16,143)
Net cash (used in) provided by financing activities	(32,438)	(36,426)	10,326

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Gross capital expenditures were $42.2 million, $19.5 million and $19.0 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The increase in gross capital expenditures during fiscal 2008 and 2007 is primarily attributable to a greater number of store openings during those periods. During fiscal 2008, we entered into pre-arranged, forward funding transactions which are recorded as sale and leaseback transactions. We received cash proceeds totaling $7.3 million on these transactions during fiscal 2008. We still have an additional $3.0 million due on these transactions which will be collected during the first quarter of fiscal 2009. We opened 14 new stores during fiscal 2008 and plan to open between 15 and 17 new stores during fiscal 2009. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds for fiscal 2009 store openings and relocations, to range between $28 million and $30 million for fiscal 2009.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities was $67.6 million, $50.7 million and $(0.5) million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The increase in cash flows from fiscal 2008 as compared to fiscal 2007 was primarily the result of the loss associated with the early extinguishment of debt related to the refinancing associated with the initial public offering. The increase in cash flows for fiscal 2007 as compared to fiscal 2006 was primarily the result of the transfer of extended maintenance obligations to a third party during fiscal 2006.

Cash Used in Investing Activities. Cash used in investing activities was $34.8 million, $15.0 million and $16.1 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The increase for fiscal 2008 as compared to fiscal 2007 was primarily due to increased capital expenditures associated with new store openings and management information systems being implemented in fiscal 2008. The decrease for fiscal 2007 as compared to fiscal 2006 was primarily due to proceeds from sale and leaseback transactions during fiscal 2007, partially offset by cash paid for the acquisition of a single-store builder appliance supplier during fiscal 2007, proceeds on the sale of land held for sale during fiscal 2006 and the sale of a whole-life insurance policy during fiscal 2006.

Cash (Used in) Provided by Financing Activities. Financing activities (used) provided $(32.4) million, $(36.4) million and $10.3 million in cash for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Fiscal 2008 included $158.0 million of debt extinguishment offset by $100.0 million of proceeds from issuance of a term loan. Additionally, in fiscal 2008, we received $43.2 million of net proceeds from the issuance of common stock associated with the Initial Public Offering. This increase was partially offset by a decrease in bank overdrafts. The change between fiscal 2007 and fiscal 2006 was primarily due to payments for the early extinguishment of debt in fiscal 2007.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods or quarterly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points.

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

During fiscal 2008, Gregg Appliances made an optional prepayment of $10 million on the Term B Facility. Gregg Appliances recorded a loss of $0.2 million representing the write-off of associated debt issuance costs.

Based on the senior credit agreement, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans. As of March 31, 2008, $89.25 million of term loans were outstanding.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2008.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (senior notes). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013.

Through March 31, 2008, we had purchased $161.6 million of our senior notes of which $112.8 million and $44.3 million was purchased during fiscal 2008 and fiscal 2007 at a weighted-average price of 109.07% and 98.72% of face value, respectively. During fiscal 2008 and 2007, we recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the senior notes, net of related capitalized debt issuance costs of $14.8 million and $1.4 million, respectively.

Junior Notes. On February 3, 2005 Gregg Appliances issued to certain of our stockholders, $25.0 million in unsecured 6% junior subordinated notes based on an effective interest rate of 11%. These junior notes were paid off in conjunction with the net proceeds received as part of the Initial Public Offering. Accretion of the discount, which is included in interest expense in the accompanying consolidated statements of income, was approximately $0.2 million and $0.5 million for the fiscal years ended March 31, 2008 and 2007, respectively.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2008. The Amended and Restated Loan and Security Agreement took the place of the previous revolving credit agreement for up to $75 million.

As of March 31, 2008, Gregg Appliances had no borrowings outstanding under the revolving credit facility and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of March 31, 2008, the total borrowing availability under the revolving credit facility was $86.2 million. The interest rate based on the bank’s prime rate as of March 31, 2008 was 5.0%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Pursuant to the terms of our Term B Facility, we also have the capacity to repurchase our outstanding Senior Notes at our discretion so long as we have excess availability of $10,000,000 after the repurchase.

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments.

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations as well as our offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

During the year ended March 31, 2008 the hedge was considered highly effective and a net unrealized loss of $1.3 million was recorded in other comprehensive loss in the Company’s consolidated balance sheets.

Impact of Inflation

The impact of inflation and changing prices has not been material to our revenue or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products affect our ability to increase our gross profit margin.

Contractual Obligations

Our contractual obligations at March 31, 2008, were as follows (dollars are in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$393.6	$39.4	$77.8	$69.0	$207.4
Senior notes and term loan	92.6	—	1.8	5.2	85.6
Interest payable on senior notes and term loan(1)	31.3	5.8	11.7	11.7	2.1

Total	$517.5	$45.2	$91.3	$85.9	$295.1

(1)	As of March 31, 2008, $50 million of the term loan interest rate was hedged. This hedging agreement expires on October 25, 2009. The remaining $39.25 million of the term loan’s interest rate is variable. Interest assumed above for the term loan is the interest rate applicable at March 31, 2008.

The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2008 was approximately $3.9 million. We are unable to estimate the timing of these future payments under the plan.

We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal year 2024, require various minimum annual rentals, and contain certain options for renewal. Certain of these leases are with related parties, including one of our stockholders. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $28.7 million, $24.9 million and $21.2 million in fiscal 2008, 2007 and 2006, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.2 million, $0.1 million and $0.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

Off Balance Sheet Items

Other than operating leases, we do not have any off balance sheet arrangements. We finance some of our development programs through sale and leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with GAAP. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section above. Additional information regarding our operating leases is available in “Business—Properties,” and Note 8, Leases, of the Notes to our audited consolidated financial statements, included in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, of SFAS 159 on our consolidated financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (SFAS 161). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS 161 will have on our consolidated financial statements.

Outlook

Our outlook for fiscal 2009 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2009 results. Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for additional important factors that could cause future results to differ materially from those contemplated by the following forward looking statements.

As we consider the current economic environment and assess current industry business trends, we believe that it is prudent to plan for soft consumer demand for the foreseeable future. Accordingly, we are projecting diluted net income per share of $1.13 to $1.20. This earnings projection reflects anticipated net sales growth of 19% to 21% driven largely by 15 to 17 new store openings with the majority scheduled to occur during the first half of the fiscal year. We currently estimate a comparable store sales decline in the low single digits for the fiscal year. Capital expenditures for fiscal 2009, net of sale and leaseback proceeds, are expected to range between $28 million and $30 million.

While we do not provide specific projections for quarterly comparable store sales, we expect to see continued improvement in this metric as the year progresses reflecting not only the more difficult year-over-year comparisons during the first half, but also the natural shift in our balance of sale during the year from appliances in the spring and summer to video in the fall and winter. Likewise, we do not provide specific quarterly forecasts for diluted net income per share, but we expect similar difficult year-over-year comparisons during the first half not only due to the expected trends in comparable store sales, but also due to the incidence and concentration of pre-opening expenses associated with our front-loaded store opening plans for the year.

The actual amount of our fiscal 2009 capital expenditures and other investments, if any, both of which support our growth strategy, can vary significantly from planned levels depending on general economic conditions and the opportunities available to us.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in the floating rate interest on the outstanding debt under our revolving credit facility and on $39,250,000 of our term loan which is not subject to an interest rate hedge. Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. At March 31, 2008 the interest rate was 5.0%. As of March 31, 2008, we had no cash borrowings under our revolver. Additionally, interest on our term loan is payable in defined periods or quarterly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. At March 31, 2008 the interest rate based on LIBOR was 5.34%, however as stated above, $50,000,000 of this debt is subject to an interest rate hedge. A hypothetical 10% increase in the bank’s prime rate would decrease our annual pretax income by approximately $0.1 million. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated.

ITEM 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HHGREGG, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

hhgregg, Inc.:

We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (“the Company”) as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG

Indianapolis, Indiana

June 3, 2008

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except average shares and per share data)
Net sales	$1,256,666	$1,059,428	$900,424
Cost of goods sold	867,733	730,696	616,512

Gross profit	388,933	328,732	283,912
Selling, general and administrative expenses	267,091	228,920	209,484
Net advertising expense	53,525	43,996	41,660
Gain on transfer of extended maintenance obligations	—	—	(27,850)
Restructuring and asset impairment charges	—	1,997	1,009

Income from operations	68,317	53,819	59,609
Other expense (income):
Interest expense	10,706	17,464	19,000
Interest income	(88)	(243)	(231)
Loss (gain) related to early extinguishment of debt	21,930	1,403	(39)

Total other expense	32,548	18,624	18,730

Income before income taxes	35,769	35,195	40,879
Income tax expense	14,363	13,837	18,664

Net income	$21,406	$21,358	$22,215

Basic net income per share	$0.69	$0.75	$0.78
Diluted net income per share	$0.67	$0.73	$0.78
Weighted average shares outstanding-Basic	31,130,680	28,496,728	28,307,332
Weighted average shares outstanding-Diluted	32,188,984	29,400,378	28,307,332

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2008 and 2007

	2008	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,869	$1,498
Accounts receivable—trade, less allowances of $450 and $409, respectively	8,121	10,641
Accounts receivable—other, less allowances of $35 and $16, respectively	14,263	11,203
Merchandise inventories	133,368	113,602
Prepaid expenses and other current assets	3,741	7,239
Deferred income taxes	2,129	1,574

Total current assets	163,491	145,757

Net property and equipment	77,794	52,129
Deferred financing costs, net	3,292	6,342
Deferred income taxes	85,012	85,891
Other	330	406

Total long-term assets	166,428	144,768

Total assets	$329,919	$290,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,533	$73,973
Customer deposits	18,039	16,958
Accrued liabilities	36,799	36,325

Total current liabilities	135,371	127,256

Long-term liabilities:
Long-term debt	92,608	134,459
Other long-term liabilities	20,266	12,517

Total long-term liabilities	112,874	146,976

Total liabilities	248,245	274,232

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and 2007	—	—
Common stock, no par value; 105,000,000 shares authorized; 32,285,267 and 28,491,600 shares issued and outstanding as of March 31, 2008 and 2007, respectively	159,149	113,909
Accumulated other comprehensive loss	(1,292)	—
Accumulated deficit	(75,995)	(97,401)

	81,862	16,508
Note receivable for common stock	(188)	(215)

Total stockholders’ equity	81,674	16,293

Total liabilities and stockholders’ equity	$329,919	$290,525

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

Years Ended March 31, 2008, 2007 and 2006

(in thousands)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Note Receivable For Common Stock	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2005	$—	$111,054	$—	$(143,901)	$—	$(32,847)
Net issuance of common stock	—	2,792	—	—	(238)	2,554
Adjustment of income tax benefit from recapitalization	—	—	—	2,947	—	2,947
Common stock repurchase	—	(37)	—	(5)	19	(23)
Net income	—	—	—	22,215	—	22,215

Balance at March 31, 2006	$—	$113,809	$—	$(118,744)	$(219)	$(5,154)

Payments received on notes receivable for issuance of common stock	—	—	—	—	4	4
Stock compensation expense	—	190	—	—	—	190
Common stock repurchase	—	(90)	—	(15)	—	(105)
Net income	—	—	—	21,358	—	21,358

Balance at March 31, 2007	$—	$113,909	$—	$(97,401)	$(215)	$16,293

Comprehensive income:
Net income	—	—	—	21,406	—	21,406
Unrealized loss on hedge arrangement, net of tax benefit of $861	—	—	(1,292)	—	—	(1,292)

Total comprehensive income						20,114
Issuance of common stock	—	48,750	—	—	—	48,750
Transaction costs for stock issuance	—	(5,513)	—	—	—	(5,513)
Payments received on notes receivable for issuance of common stock	—	—	—	—	27	27
Exercise of stock options	—	297	—	—	—	297
Stock compensation expense	—	1,706	—	—	—	1,706

Balance at March 31, 2008	$—	$159,149	$(1,292)	$(75,995)	$(188)	$81,674

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$21,406	$21,358	$22,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,605	11,663	10,459
Amortization of deferred financing costs	843	1,507	1,594
Accretion of original issue discount	188	512	458
Stock-based compensation	1,706	190	—
Loss on sales of property and equipment	94	85	165
Loss (gain) on early extinguishment of debt	21,930	1,403	(39)
Deferred income taxes	1,185	10,617	18,588
Restructuring and asset impairment charges	—	1,997	1,009
Gain on transfer of extended maintenance obligations	—	—	(27,850)
Payments for transfer of extended maintenance obligations	—	—	(21,467)
Changes in operating assets and liabilities:
Accounts receivable—trade	2,520	(3,282)	(1,117)
Accounts receivable—other	(104)	(2,429)	103
Merchandise inventories	(19,766)	(13,378)	(21,990)
Prepaid expenses and other assets	262	2,424	(3,607)
Deferred commissions	—	—	472
Deposits	3,312	(2,069)	7,636
Accounts payable—third parties	—	(3,319)	3,319
Accounts payable—vendors	20,797	13,630	11,976
Deferred revenue on extended maintenance agreements	143	24	(2,749)
Customer deposits	1,081	2,046	2,350
Other accrued liabilities	458	4,304	(2,619)
Other long-term liabilities	(1,021)	3,375	570

Net cash provided by (used in) operating activities	67,639	50,658	(524)

Cash flows from investing activities:
Purchases of property and equipment	(42,175)	(19,492)	(19,046)
Proceeds on sale of land held for sale—related parties	—	—	1,359
Decrease in cash surrender value of life insurance	—	—	1,096
Proceeds from sale leaseback transactions	4,402	6,433	—
Deposit on future sale leaseback transaction	2,858	650	—
Acquisition of Builder Appliance Supply, Inc.	—	(2,871)	—
Proceeds from sales of property and equipment	85	245	448

Net cash used in investing activities	(34,830)	(15,035)	(16,143)

Cash flows from financing activities:
Proceeds from issuance of common stock	48,750	—	2,548
Transaction costs for stock issuance	(5,513)	—	(94)
Repurchase of stock previously issued	—	(105)	(23)
Payments received on notes receivable for issuance of common stock	27	4	—
Proceeds from exercise of stock options	297	—	—
Net (decrease) increase in bank overdrafts	(14,237)	7,401	11,384
Payment on notes payable	(750)	—	—
Payment of financing costs	(2,930)	—	(645)
Proceeds from issuance of term loan	100,000	—	—
Payment for early debt extinguishment	(158,082)	(43,726)	(2,844)

Net cash provided by (used in) financing activities	(32,438)	(36,426)	10,326

Net increase (decrease) in cash and cash equivalents	371	(803)	(6,341)
Cash and cash equivalents
Beginning of year	1,498	2,301	8,642

End of year	$1,869	$1,498	$2,301

Supplemental disclosure of cash flow information:
Note receivable for issuance of common stock from GIC	$—	$—	$219
Interest paid	10,960	16,221	16,991
Income taxes paid	17,171	97	35

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business

hhgregg (the Company) is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgregg™ and Fine Lines™. As of March 31, 2008, the Company had 91 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

(a) Formation

hhgregg, Inc. (hhgregg) was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances Inc. (Gregg Appliances) contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances. On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 which were sold by certain selling stockholders.

Transfers of assets or equity instruments between enterprises under common control are not business combinations. Therefore, the formation transaction of hhgregg was recorded at the carrying amount of the transferring enterprise (Gregg Appliances) in a manner similar to a pooling-of-interests and not at fair value. Gregg Appliances’ financial statements are presented as historical comparisons for hhgregg prior to the aforementioned date of corporate reorganization.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances. The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing (HHG) which is inactive. HHG had no assets or operations.

(c) Estimates

Management uses estimates and assumptions in preparing financial statements in conformity with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates and assumptions.

(d) Cash and Cash Equivalents

Cash and cash equivalents include money market deposits and other financial instruments with original maturities of three months or less.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has determined an allowance of $0.5 million and $0.4 million is necessary at March 31, 2008 and 2007, respectively, based on historical write-off experience and specific customer data. The Company recorded provisions for bad debt, net of recoveries, of $1.2 million, $1.0 million and $1.4 million for the years ended March 31, 2008, 2007, and 2006, respectively.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or net realizable value.

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2008, two vendors accounted for 18.0% and 15.4%, respectively, of merchandise purchases. For the year ended March 31, 2007, two vendors accounted for 13.0% and 8.9%, respectively, of merchandise purchases. For the year ended March 31, 2006, two vendors accounted for 15.0% and 10.2%, respectively, of merchandise purchases.

(g) Property and Equipment

Property and equipment are recorded at cost and are being depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period under EITF 97-10, The Effect of Lessee Involvement in Asset Construction. At the end of the construction period, the Company will sell and lease the location back applying provisions of SFAS No. 98, Accounting for Leases. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations and the locations are accounted for as operating leases. In fiscal 2008 and 2007, the Company executed three sale and leaseback transactions each year, netting $4.4 million and $6.4 million in proceeds on the sale for fiscal 2008 and 2007 respectively. There were no sale and leaseback transactions during fiscal 2006.

Property and equipment consisted of the following at March 31, 2008 and 2007 (in thousands):

	2008	2007
Buildings	$5,084	$1,997
Machinery and equipment	9,528	7,465
Office furniture and equipment	59,148	45,385
Vehicles	5,869	5,533
Signs	5,705	4,254
Leasehold improvements	41,669	35,026
Construction in progress	13,405	3,732

	140,408	103,392
Less accumulated depreciation and amortization	(62,614)	(51,263)

Net property and equipment	$77,794	$52,129

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	40
Machinery and equipment	5 – 7
Office furniture and equipment	3 – 7
Vehicles	5
Signs	7
Leasehold improvements	5 – 20

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 was $12.6 million, $11.7 million and $10.5 million, respectively.

(h) Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. The Company has determined that no impairment loss was required to be recognized during the year ended March 31, 2008.

As discussed in note 13, for the year ended March 31, 2006, the Company recorded asset impairment charges of $0.8 million in connection with its restructuring efforts related to the outsourcing of product service and repair. The Company determined that no additional impairment loss was required to be recognized during the year ended March 31, 2006.

(i) Deferred Financing Costs

Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s working line, 9% Senior Notes, 6% Junior Notes, and Term Loan as discussed in note 4. The Company recognized related amortization expense of deferred financing costs of $0.8 million, $1.5 million and $1.6 million for the years ended March 31, 2008, 2007 and 2006, respectively. As discussed in note 4, $4.5 million, $2.0 million and $0.2 million of deferred financing costs were written off in fiscal 2008, 2007 and 2006, respectively, in connection with the Company’s early extinguishment of debt related to the 9% senior notes. In fiscal 2008, $0.3 million of deferred financing costs were written off in connection with the repayment of the 6% junior notes and $0.2 million of deferred financing costs were written off in connection with the $10 million prepayment on the term loan.

(j) Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company honors returns from customers within 10 days from the date of sale and provides allowances for estimated returns based on historical experience. The Company recorded an allowance for sales returns of $0.2 million at March 31, 2008 and 2007. The Company recognizes service revenue at the time the service is completed, the price is fixed or determinable, and collectibility is reasonably assured. Proceeds from the sales of gift cards are deferred until redeemed by the customer. Amounts billed to customers for delivery of merchandise are included in revenue.

The Company sells extended service plans (ESPs) on appliance and electronic merchandise for periods ranging up to 10 years. Funds received for ESPs in which the Company is the primary obligor are deferred and the incremental direct costs of selling the ESP, including commissions, are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the ESP are expensed as incurred. For ESPs sold by the Company on behalf of a third party, the net commission revenue is recognized at the time of sale. The Company is not the primary obligor on ESPs sold on behalf of third parties. As discussed in note 14, in October 2005, an unrelated party assumed the Company’s remaining product service obligations for its previously sold ESPs, with the exception of certain small electronics ESPs sold by the Company.

The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Deferred revenue on extended service agreements:
Balance at beginning of year	$145	$120	$61,649
Revenue deferred on new agreements	999	531	21,071
Revenue recognized	(857)	(506)	(23,700)
Transfer of extended service agreements, see note 14	—	—	(58,900)

Balance at end of year	$287	$145	$120

(k) Cost of Goods Sold

Cost of goods sold includes the total cost of products sold, vendor allowances, handling charges, in-bound freight expenses, and physical inventory losses. Delivery expenses of $28.3 million, $24.5 million, and $21.0 million for the years ended March 31, 2008, 2007, and 2006, respectively, were included in selling, general, and administrative expenses.

(l) Vendor Allowances

The Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as a reduction to the related expense when the cost is incurred. For all other vendor programs, including vendor allowances received in excess of the cost to promote a vendor’s product, or vendor allowances directly related to the purchase of a vendor’s product, allowances are recorded as a reduction to the related inventory, and therefore recognized in cost of goods sold when the product is sold.

(m) Advertising Costs

Advertising costs are expensed as incurred. These amounts have been reduced by vendor rebates under cooperative advertising which totaled $21.7 million, $18.3 million, and $16.5 million for the years ended March 31, 2008, 2007, and 2006, respectively.

(n) Store Opening Costs

Store opening costs, other than capital expenditures, are expensed as incurred.

(o) Income Taxes

Prior to February 3, 2005, the Company was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in the Company’s consolidated financial statements. Following a recapitalization on February 3, 2005, the Company no longer qualified as an S corporation and became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

Subsequent to the recapitalization and change to C corporation status, the Company began recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Following the recapitalization, the Company made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax benefit of this election was recorded as an equity transaction.

During the year ended March 31, 2006, the deferred tax asset related to goodwill for tax purposes was finalized and an additional $2.9 million was recorded as an equity transaction. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the year ended March 31, 2006, tax law changes were enacted to change the tax rates of certain states in which the Company operates. These changes have been recognized in income tax expense during the year ended March 31, 2006 and are included within the income tax rate reconciliation in note 5.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, the Company believes it is more likely than not that it will realize the benefits of these deductible differences.

The Company collects certain taxes from their customers at the time of sale and remits the collected taxes to government authorities. These taxes are excluded from net sales and cost of goods sold in the Company’s consolidated statements of income.

(p) Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)) on April 1, 2006. This Statement requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value-based method. As the Company was considered a nonpublic entity at the date of adoption, as defined in SFAS 123(R), that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company was required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS 123R, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. Refer to note 6 for additional information regarding the Company’s stock-based compensation.

(q) Accrued Straight-Line Rent

Most of the Company’s leases include fixed-dollar rental commitments, with many containing rent escalations based on a fixed amount. In accordance with SFAS No. 13, Accounting for Leases, as amended by SFAS No. 29, Determining Contingent Rentals, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company recognizes rental expense for minimum lease payments from operating leases on a straight-line basis over the lease term, including any additional cancelable option periods where failure to exercise such options would have resulted in an economic penalty. The rental expense commences at the start of the build-out period, during which time the Company typically does not make rent payments, and is recognized over the lease term. Allowances received for leasehold improvements are included as accrued straight-line rent. Accrued straight-line rent is included in other long-term liabilities on the balance sheets and was $4.5 million and $3.9 million at March 31, 2008 and 2007, respectively.

(r) Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (SFAS 133), which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

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

(s) Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (SFAS 161). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 beginning in the fourth quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.

(t) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to shareholders’ equity. In addition to net income, comprehensive income for the year ended March 31, 2008 include the changes in fair value of the Company’s interest rate swap, net of tax. For the years ended March 31, 2007 and 2006, the Company had no items that represent other comprehensive income other than net income. Comprehensive income for the years ended March 31, 2008, 2007 and 2006 is calculated as follows:

	2008	2007	2006
Net income, as reported	$21,406	$21,358	$22,215
Unrealized loss on hedge arrangement, net of tax	(1,292)	—	—

Comprehensive income	$20,114	$21,358	$22,215

(2) Derivative Instruments and Hedging Activities

During fiscal 2008, the Company entered into an interest-rate related derivative instrument to manage its exposure on its debt instruments. The derivative instrument expires in October 2009.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

During the year ended March 31, 2008 the hedge was highly effective and an unrealized loss of $1.3 million, net of income tax benefit of $0.8 million, was recorded in other comprehensive loss in the Company’s consolidated balance sheets. There were no cash flow hedges discontinued during fiscal 2008 or 2007.

(3) Inventories

Inventories consisted of the following at March 31, 2008 and 2007 (in thousands):

	2008	2007
Appliances	$45,518	$39,510
Video	59,898	51,176
Other	27,952	22,916

	$133,368	$113,602

(4) Debt

A summary of long-term debt at March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	$89,250	$—
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	116,205
6.0% Junior subordinated notes, interest due on a semi-annual basis on February 1 and August 1 though February 1, 2015, net of discount of $6,746 at March 31, 2007	—	18,254

Total debt	92,608	134,459
Less current maturities of long-term debt	—	—

Total long-term debt	$92,608	$134,459

Scheduled maturities of long-term debt at March 31, 2008 are as follows:

2009	$—
2010	908
2011	908
2012	908
2013	4,267
2014	85,617

$92,608

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings fluctuate and are payable in defined periods or quarterly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. Interest rate on the term loan at March 31, 2008 was 5.34%. The Company entered into an interest rate related derivative on $50 million of the term loan. See discussion at note 2.

The loans under the Term B Facility are to be repaid in consecutive quarterly installments of $250,000 each, commencing September 30, 2007, with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Facility subject to certain requirements. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility).

The Term B Facility is secured by (i) a first priority security interest in substantially all of the tangible and intangible assets of Gregg Appliances, (ii) a first-priority pledge of 100% of the capital stock or equity of Gregg Appliances’ domestic subsidiaries that are owned by Gregg Appliances or a guarantor and 66% of the voting capital of any future foreign subsidiaries that are directly owned by Gregg Appliances or one of the guarantors, and (iii) a second-priority security interest in all existing and after-acquired inventory, accounts receivables and other assets arising from such inventory and accounts receivable, of Gregg Appliances and each guarantor, subject to certain exceptions. In addition, Gregg Appliances’ obligations under the Term B Facility are unconditionally guaranteed by substantially all of Gregg Appliances’ existing and future domestic subsidiaries.

During fiscal 2008, Gregg Appliances made an optional prepayment of $10 million on the Term B Facility. Gregg Appliances recorded a loss of $0.2 million representing the write-off of associated debt issuance costs. Based on the senior credit agreement, the prepayment was first applied to the first four scheduled principal installments of the loan and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2008.

In connection with Gregg Appliances recapitalization on February 3, 2005, Gregg Appliances issued $165 million in unsecured 9% senior notes (9% senior notes). Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013. These notes are subordinate to the Term B Facility.

Through March 31, 2008, the Company had purchased $161.6 million of its senior notes of which $112.8 million and $44.3 million was purchased during fiscal 2008 and fiscal 2007 at a weighted-average price of 109.9% and 98.72% of face value, respectively. During fiscal 2008 and 2007, the Company recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the senior notes, net of related capitalized debt issuance costs of $14.8 million and $1.4 million.

On February 3, 2005 the Company also issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes were subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly was to be deferred until the payment in full of all of the senior debt. Unless there was a default or an event of default under any senior debt, interest on the junior subordinated debt was payable in arrears on February 1 and August 1. The junior notes had a maturity date of February 1, 2015. The original discount on the notes was accreted to interest expense. Accretion of the discount, which is included in interest expense in the accompanying consolidated statements of income, was $0.2 million for the year ended March 31, 2008 and approximately $0.5 million during each of the years ended March 31, 2007 and 2006.

During fiscal 2008, the 6% junior notes were repaid in full and the Company recorded a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.8 million.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (revolving credit facility) with a bank group for up to $100 million. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the revolving credit facility the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The revolving credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability in certain circumstances more specifically described in the revolving credit facility the lender may require Gregg Appliances to deposit proceeds from the sale of inventory and other amounts into an account controlled by the lender. The revolving credit facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2008. The revolving credit facility took the place of the previous revolving credit agreement for up to $75 million.

The revolving credit facility is secured by (i) a first priority security interest in all existing and after-acquired inventory, accounts receivables, and other assets arising from such inventory and accounts receivable, of Gregg Appliances and each guarantor, subject to certain exceptions. (ii) a second priority security interest in substantially all of the tangible and intangible assets of Gregg Appliances and each guarantor, subject to certain exceptions and (iii) a second priority pledge of 100% of the capital stock or equity of Gregg Appliances’ domestic subsidiaries that are owned by Gregg Appliances or a guarantor and 66% of the voting capital of any future foreign subsidiaries that are directly owned by Gregg Appliances or one of the guarantors. In addition, Gregg Appliances’ obligations under the revolving credit facility are unconditionally guaranteed by substantially all of Gregg Appliances’ existing and future domestic subsidiaries.

As of March 31, 2008, under the revolving credit facility, Gregg Appliances had no cash borrowings outstanding and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of March 31, 2008, the total borrowing availability under the revolving credit facility was $86.2 million. The interest rate based on the bank’s prime rate as of March 31, 2008 was 5.0%.

(5) Income Taxes

Income tax expense for the years ended March 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$10,712	$2,510	$—
State	2,468	710	76

Total current	13,180	3,220	76

Deferred:
Federal	987	8,917	13,354
State	196	1,700	5,234

Total deferred	1,183	10,617	18,588

Total expense	$14,363	$13,837	$18,664

Deferred income taxes at March 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Deferred tax assets:
Goodwill for tax purposes	$79,704	$86,432
Accrued expenses	3,916	3,359
Long-term deferred compensation	1,559	1,220
Inventories	383	181
Stock-compensation expense	587	—
Unrealized loss on hedge arrangement	861	—
Other	410	434
Net operating loss and credit carryforwards	613	574

Total deferred tax assets	88,033	92,200

Deferred tax liabilities:
Property and equipment	113	1,257
Discount on junior notes	—	2,699
Other	779	779

Total deferred tax liabilities	892	4,735

Net deferred tax assets	$87,141	$87,465

At March 31, 2008, the Company had no net operating loss carryforwards for federal income tax purposes.

At April 1, 2007 and December 31, 2007, the Company had no liability for unrecognized tax benefits, after the adoption of FIN 48.

The Company recognizes interest and penalties in income tax expense in its consolidated income statements. At April 1, 2007 and March 31, 2008 the Company had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2004.

The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2008	2007	2006
Computed “expected” tax expense	$12,519	$12,318	$14,308
State income tax expense, net of federal income tax benefit	1,663	1,849	2,141
Changes in state income tax rates and apportionment	—	—	2,057
Other	181	(330)	158

	$14,363	$13,837	$18,664

(6) Stock-based Compensation

Common Stock

On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders. Additionally, as part of the initial public offering, 28,491,600 shares of Gregg Appliances, Inc. were converted into shares of hhgregg, Inc. As of March 31, 2008, there were 32,285,267 basic shares outstanding.

During fiscal year 2006, the Company issued 577,100 shares of common stock to employees at $5.00 per share in exchange for $2.6 million, notes receivable of $0.2 million, as well as the recognition of $0.1 million of compensation expense associated with a stock grant. The remaining $0.2 million notes receivable balance as of March 31, 2008 and 2007 has been classified as an offset to equity in the accompanying consolidated balance sheet. The notes accrue interest at 6.0% per annum, payable in arrears commencing on May 31, 2006 and on each succeeding May 31 thereafter with respect to the interest accrued during the previous twelve-month period ending March 31 until the notes are paid in full. The principal balance of each note and all accrued and unpaid interest on such note is payable in full by each borrower on the seventh anniversary of the date of such note. The Company recognized interest income of approximately $11,000 and $13,000 for the years ended March 31, 2008 and 2007 related to the notes receivable. The compensation expense associated with the stock grant was recorded within selling, general and administrative expense in the accompanying consolidated statement of income for the year ended March 31, 2006.

Stock Option Plan

The Company maintains stock-based compensation plans which allow for the issuance of non-qualified stock options and restricted stock to officers, other key employees and members of the Board of Directors. On April 12, 2007, the Company’s Board of Directors approved the adoption of the hhgregg, Inc. 2007 Equity Incentive Plan (Equity Incentive Plan). The Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, awards of restricted stock, awards of restricted stock units, awards of performance units, and stock grants. The maximum number of shares of common stock that can be issued pursuant to awards under the Company’s Equity Incentive Plan, including options intended to qualify as incentive stock options under Section 422 of the Code, is 3,000,000 shares. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Equity Incentive Plan unless the plan is terminated. The term of the Company’s Equity Incentive Plan commenced on the date of approval by the Company’s Board of Directors and continues until the tenth anniversary of the approval by the Company’s Board of Directors. The Company’s Equity Incentive Plan is administered by the Company’s Compensation Committee.

During the year ended March 31, 2008, the Company granted options for 633,000 shares of common stock under the Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The option exercise price is equal to the fair market value of a share of common stock on the date of the grant of the option.

The weighted-average estimated value of options granted to employees and directors under the Equity Incentive Plan was $4.71 during the twelve months ended March 31, 2008, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	5.0%
Dividend yield	—
Expected volatility	33.50%
Expected life of the options (years)	4.5

Prior to the Equity Incentive Plan being adopted, the Company utilized the Gregg Appliances, Inc. 2005 Stock Option Plan (Stock Option Plan). The Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options to the Company’s officers, directors, consultants, and key employees.

During the year ended March 31, 2007, the Company granted options to purchase 478,000 shares of common stock under the Stock Option Plan to certain employees and directors of the Company. The options vest over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant was estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The exercise price of options granted under the Stock Option Plan were determined by the Board of Directors, taking into consideration a number of factors including a marketability and liquidity discount, and could not be less then the fair market value of the Company’s common stock on the date of the grant.

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $2.49 during the year ended March 31, 2007, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	4.8%
Dividend yield	—
Expected volatility	40.88%
Expected life of the options (years)	4.5

Activity under the stock option plans is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	4,024,000	$6.78
Granted	633,000	13.01
Exercised	(43,667)	6.79
Canceled or forfeited	(45,332)	6.69

Outstanding at March 31, 2008	4,568,001	$7.65	4.74 years	$17,575
Vested or expected to vest at March 31, 2008	4,462,520	7.63	4.47 years	16,157
Exercisable at March 31, 2008	2,458,374	$6.83	4.41 years	$10,873

The following table summarizes the vesting activity under the stock option plans:

Nonvested shares	Shares	Weighted Average Grant-Date Fair-Value
Nonvested at March 31, 2007	2,842,000	$1.41
Granted during fiscal 2008	633,000	4.71
Vested during fiscal 2008	(1,320,041)	1.13
Canceled during fiscal 2008	(45,332)	0.79

Nonvested at March 31, 2008	2,109,627	$2.58

During fiscal 2008 and fiscal 2007, $1.7 million ($1.0 million net of tax) and $0.2 million ($0.1 million, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the year ended March 31, 2008 was $0.2 million. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2008 was $3.6 million and is expected to be recognized over a weighted average period of 2.02 years. Net cash proceeds from the exercise of stock options were $0.3 million and $0 in fiscal 2008 and 2007, respectively. Prior to the adoption of SFAS 123(R), we did not record any compensation expense for stock options.

(7) Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the year ended March 31, 2008, 2007 and 2006 (in thousands, except share and per share amounts):

	2008	2007	2006
Net income, as reported(A)	$21,406	$21,358	$22,215
Weighted average outstanding shares of common stock(B)	31,130,680	28,496,728	28,307,332
Dilutive effect of employee stock options	1,058,304	903,650	—

Common stock and common stock equivalents(C)	32,188,984	29,400,378	28,307,332
Net income per share:
Basic(A/B)	$0.69	$0.75	$0.78
Diluted(A/C)	$0.67	$0.73	$0.78

Antidilutive shares not included in the diluted per share calculation for the years ended March 31, 2008, 2007 and 2006 were 623,000, 478,000 and 3,706,000, respectively.

(8) Leases

The Company leases its retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Noncancelable lease agreements expire at various dates through fiscal year 2024, require various minimum annual rentals, and contain certain options for renewal. The majority of these agreements require payment of property taxes, normal maintenance, and insurance on the properties. Total rental expense was $31.0 million, $26.9 million, and $22.9 million for the years ended March 31, 2008, 2007, and 2006, respectively, of which $5.1 million, $5.0 million, and $4.7 million was with related parties. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rental payments expensed were approximately $0.2 million, $0.1 million, and $0.2 million for the years ended March 31, 2008, 2007, and 2006, respectively.

For certain noncancelable, retail store operating leases, the Company received consideration from the landlord for leasehold improvements or rent holidays. The amounts of consideration are lease incentives and have been recorded as a liability in the consolidated balance sheets, totaling $2.9 million and $3.0 million at March 31, 2008 and 2007, respectively. The liability is being amortized on a straight-line basis over the lease terms which vary from five to 15 years. Amortization for fiscal years 2008, 2007 and 2006 was $0.4 million, $0.5 million and $0.4 million, respectively, and is shown as an offset to rent expense in selling, general and administrative expenses.

Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2008 (in thousands):

Rental Payments
Payable in fiscal year:
2009	$39,446
2010	40,053
2011	37,737
2012	35,238
2013	33,754
Thereafter	207,390

Total required payments	$393,618

(9) Related Party Transactions

During fiscal year 2006, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired a whole life insurance policy benefiting the Company. No gain or loss was recognized on the sale of the policy as the purchase price of $1.1 million was equal to the book value and cash surrender value on the date of sale.

During fiscal year 2006, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired the Company’s land held for sale at its estimated fair market value in exchange for cash. No gain or loss was recognized on the sale of the land as the purchase price of $1.4 million was equal to the book value on the date of sale.

In addition, the Company has a consulting agreement with a member of the Chairman and Chief Executive Officer of the Company’s immediate family. Payments on the agreement were not material for the years ended March 31, 2008, 2007 and 2006. The agreement extends through February 3, 2010.

The Company also has several leases with the Chairman and Chief Executive Officer of the Company and members of his immediate family for their headquarters and certain stores. The leases are “arm’s length,” such that the terms are no less favorable than the Company’s other leases. See note 8.

(10) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of the fair value of financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the term loan B is carried at fair value as the interest rate is market based. The Company’s 9% Senior notes based on quoted market values, have aggregate fair values of $3.4 million and $122.6 million at March 31, 2008 and 2007 respectively. The Company’s 6% Junior subordinated notes based on quoted market values, had an aggregate fair value of $17.4 million at March 31, 2007.

(11) Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan covering all employees who have attained the age of 21 and have worked at least 1,000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.3 million, $0.5 million, and $0.4 million for the years ended March 31, 2008, 2007, and 2006, respectively.

The Company has an unfunded, non-qualified deferred compensation plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded approximately $0.9 million, $0.8 million, and $0.6 million in expenses related to this plan for the years ended March 31, 2008, 2007, and 2006, respectively. At March 31, 2008 and 2007, the Company had approximately $3.9 million and $3.1 million, respectively, of benefits accrued in other long-term liabilities.

(12) Legal Proceedings

The Company is engaged in various legal proceedings in the ordinary course of business and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements is not likely to have a material effect on our financial position, results of operations or cash flows.

(13) Restructuring and Asset Impairment Charges

In September 2005, the Company announced that it would outsource its product service and repair offerings. The charges related to this restructuring initiative were recorded as the various stages of the initiative took effect in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred.

In connection with this restructuring, the Company recorded pre-tax charges of approximately $1.0 million for the year ended March 31, 2006. The pre-tax restructuring charges are composed of (in thousands):

	Asset Impairments	Severance and Benefits Costs	Total
Total charge	$756	$253	$1,009
Cash payments	—	(210)	(210)
Charge against assets	(756)	—	(756)

Balance as of March 31, 2006	—	43	43
Cash payments	—	(43)	(43)

Balance as of March 31, 2007	$—	$—	$—

Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the outsourcing of the Company’s product service and repair offerings. Approximately $0.7 million of the asset impairment charge for the year ended March 31, 2006 related to assets that were abandoned resulting in a full impairment charge for these assets. The remaining asset impairment charge in fiscal 2006 related to assets held for sale that were disposed of by March 31, 2006. The fair value for these assets was determined using probability-weighted expected cash flows from sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

The severance and benefits costs relate to a reduction in the Company’s product service and repair workforce of approximately 210 employees as of September 30, 2005. These severance and benefits costs were recorded as of the announcement date in accordance with SFAS 146.

In addition to the above restructuring charges, the Company also incurred additional charges resulting from the decision to exit the product service and repair business during the year ended March 31, 2006. These charges were as follows (in thousands):

Markdowns of service parts inventory within Cost of Goods Sold	$756
Bad debt charge within Selling, General and Administrative	613

$1,369

(14) Transfer of Extended Service Obligations

In fiscal 2006, General Electric Company (GE) assumed the Company’s product service obligations for the Company’s previously sold extended service plans (ESPs). In November 2005, the Company paid cash of approximately $21.5 million to GE for GE’s assumption of these obligations. The Company recognized a pre-tax gain on the transfer of the obligations of approximately $27.9 million for the elimination of the obligations (net of deferred commissions) under its previously sold ESPs. On a prospective basis, GE will be the primary obligor on virtually all appliance and electronics ESPs sold by the Company. The Company will remain the primary obligor on certain small electronics ESPs.

(15) Acquisition

On January 2, 2007, the Company entered into an asset purchase agreement with Builder Appliance Supply, Inc. (BAS), a single-store wholesale builder supply appliance dealer in Columbus, OH. The aggregate purchase price was $2.9 million and was paid in cash. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$1,871
Goodwill	1,997

Total assets acquired	$3,868

Current liabilities	(997)

Total liabilities assumed	(997)

Net assets acquired	$2,871

The premium paid over the fair value of the net assets acquired in the purchase business combination, or goodwill, was attributed to expected synergies of the wholesale builder supply model with the Company’s existing and complementary retail model. The premium paid was also attributed to the Company’s acquisition of an assembled workforce comprised of an experienced direct sales force and management team.

Goodwill is reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of the impairment test, the wholesale builder appliance supply store is considered a reporting unit. The Company’s annual impairment test is performed on March 31st of each year.

A significant decline in the outlook for new home building in the Columbus, OH market, as well as unforeseen integration issues, caused operating profit and cash flows to be lower than expected in the fourth quarter of fiscal 2007. Based on the adverse change in the market outlook, the Company did not expect that BAS would be profitable or would generate positive cash flow subsequent to fiscal 2007. Consequently, the Company determined that the fair value of the goodwill related to BAS was zero and wrote off the entire goodwill balance of approximately $2 million as of March 31, 2007.

(16) Interim Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2008 and 2007 (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements.

	For the Year Ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$254,159	$287,897	$390,416	$324,194
Cost of goods sold	174,801	199,317	271,523	222,092

Gross profit	79,358	88,580	118,893	102,102
Selling, general and administrative expenses	59,233	64,055	74,048	69,755
Net advertising expense	11,057	12,539	16,909	13,020

Income from operations	9,068	11,986	27,936	19,327
Other expense (income):
Interest expense	3,612	2,540	2,582	1,972
Interest income	(5)	(34)	(6)	(43)
Loss related to early extinguishment of debt	608	21,087	—	235

Total other expense	4,215	23,593	2,576	2,164

Income (loss) before income taxes	4,853	(11,607)	25,360	17,163
Income tax expense (benefit)	1,980	(4,715)	10,258	6,840

Net income (loss)	$2,873	$(6,892)	$15,102	$10,323

Basic net income (loss) per share	$0.10	$(0.22)	$0.47	$0.32
Diluted net income (loss) per share	$0.10	$(0.22)	$0.45	$0.31

	For the Year Ended March 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$203,248	$237,718	$335,101	$283,361
Cost of goods sold	140,777	161,830	235,527	192,562

Gross profit	62,471	75,888	99,574	90,799
Selling, general and administrative expenses	50,271	55,673	62,582	60,394
Net advertising expense	9,982	10,022	14,198	9,794
Restructuring and asset impairment charges	—	—	—	1,997

Income from operations	2,218	10,193	22,794	18,614
Other expense (income):
Interest expense	4,630	4,523	4,471	3,840
Interest income	(5)	(10)	(51)	(177)
Loss (gain) related to early extinguishment of debt	(168)	(127)	(145)	1,843

Total other expense	4,457	4,386	4,275	5,506

Income (loss) before income taxes	(2,239)	5,807	18,519	13,108
Income tax expense (benefit)	(862)	2,281	7,653	4,765

Net income (loss)	$(1,377)	$3,526	$10,866	$8,343

Basic net income (loss) per share	$(0.05)	$0.12	$0.38	$0.29
Diluted net income (loss) per share	$(0.05)	$0.12	$0.37	$0.28

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information set forth in the sections entitled “Proposal No. 1—Election of Directors,” “Corporate Governance,” “Corporate Governance Matters and Committees of the Board,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008 (the “2008 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

See information set forth under the caption “Executive Compensation” in the 2008 Proxy Statement which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information provided under the captions “Director Independence,” “Election of Directors” and “Certain Relationships and Related Party Transactions” in the 2008 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

See the information provided under the caption “Ratification of Appointment of our Independent Registered Public Accountants” in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated October 19, 2004, among Gregg Appliances, Inc. (“Gregg Appliances”), Gregg Investment Corporation, LLC (“GIC”), GIC Corporation (“Merger Sub”) and Jerry W. Throgmartin (on his own behalf and as trustee for the Jerry W. Throgmartin Charitable Trust and the Jerry W. Throgmartin Irrevocable Trust for the benefit of Christy and Nicky Throgmartin), Gregg William Throgmartin, Kelli Throgmartin Ball, Sandra M. Throgmartin, Janice K. Malone, Monica L. Adams, William G. Throgmartin and Dennis L. May (the “Sellers”).

2.2(1)	First Amendment to the Agreement and Plan of Merger, dated January 13, 2005, among Gregg Appliances, GIC, Merger Sub and the Sellers.

2.3(1)	Second Amendment to the Agreement and Plan of Merger, dated January 31, 2005, among Gregg Appliances, GIC, Merger Sub and the Sellers.

2.4(1)	Incorporation and Exchange Agreement, dated April 12, 2007, by and among Gregg Appliances, GIC, the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust (the “Throgmartin Trust”), Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May, FS Equity Partners V, L.P. (“FSEP V”), FS Affiliates V, L.P. (“FSA V”), California State Teachers’ System (“CalSTRS”), A.S.F. Co-Investment Partners II, L.P. (“ASF”) and the Company.

3.1(1)	Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

4.1(2)	Specimen stock certificate for shares of common stock of the Company.

4.2(1)	Indenture, dated February 3, 2005, among Gregg Appliances, HHG Distributing, LLC (the “Guarantor”) and Wells Fargo Bank, National Association (the “Trustee”).

4.3(1)	Registration Rights Agreement, dated April 12, 2007, by and among FSEP V, FSA V, CalSTRS, ASF, the Throgmartin Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May and the Company..

10.1(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Jerry W. Throgmartin.

10.2(1)	Amendment No. 1 to Employment Agreement, dated April 12, 2007, between Gregg Appliances and Jerry W. Throgmartin.

10.3(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Dennis L. May.

10.4(1)	Compensation Agreement, dated September 7, 2004, between Gregg Appliances and John S. Hickey.

10.5(1)	Gregg Appliances Nonqualified Deferred Compensation Plan, dated April 1, 2000.

10.6(1)	Amendment No. 1 to Gregg Appliances Nonqualified Deferred Compensation Plan, dated December 26, 2004.

10.7(1)	Non-Standardized Adoption Agreement of Gregg Appliances, dated January 29, 2005.

10.8(1)	Form of 6% Junior Subordinated Note.

10.9(1)	Loan and Security Agreement, dated February 3, 2005 (the “Loan and Security Agreement”), among Gregg Appliances, the Guarantor, the lenders party thereto, Congress Financial Corporation (Central) (“Congress”), Wachovia Capital Markets, LLC and Wachovia Bank National Association.

Exhibit Number	Description of Document
10.10(1)	Amendment No. 1 to Loan and Security Agreement, dated February 3, 2005.

10.11(1)	Amendment No. 2 to Loan and Security Agreement, dated January 17, 2007.

10.12(1)	Pledge and Security Agreement, dated February 3, 2005, executed by Gregg Appliances in favor of Congress.

10.13(1)	Trademark Collateral Assignment and Security Agreement, dated February 3, 2005 between Gregg Appliances and Congress.

10.14(1)	Collateral Assignment of Merger Agreement, dated February 3, 2005 executed by Gregg Appliances in favor of Congress.

10.15(1)	Guarantee, dated February 3, 2005 executed by the Guarantor in favor of Congress.

10.16(1)	Subsidiary Guarantee of the Guarantor, dated February 3, 2005.

10.17(1)	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.18(1)	Amendment No. 1 to 2005 Stock Option Plan, dated April 12, 2007.

10.19(1)	hhgregg, Inc. Equity Incentive Plan.

10.20(1)	Consulting Agreement, dated February 3, 2005, between W. Gerald Throgmartin and Gregg Appliances.

10.21(1)	Severance Agreement, dated October 25, 2005, between Gregg Appliances and Donald J. B. Van der Wiel.

10.22(3)	Supplemental Indenture, dated as of July 10, 2007, to the Indenture dated as of February 3, 2005 by and among Gregg Appliances, the Guarantor and the Trustee.

10.23(3)	Credit Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Lenders referred to therein, and Wachovia Bank National Association, as Administrative Agent.

10.24(3)	Amended and Restated Loan and Security Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Guarantor, Wachovia Capital Finance Corporation (Central), as administrative agent and collateral agent, Wachovia Capital Markets LLC, as sole lead arranger and bookrunner, Wachovia Bank, National Association, as syndication agent, and the Lenders from time to time party thereto.

10.25(3)	Collateral Agreement, dated as of July 25, 2007, by and among Gregg Appliances, and certain of its subsidiaries as grantors, in favor of Wachovia Bank, National Association, as administrative agent.

10.26	Form of Indemnity Agreement.

10.27	Form of hhgregg, Inc. Equity Incentive Plan Option Award.

10.28	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Donald J.B. Van der Wiel

10.29	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael D. Stout

10.30	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Stephen R. Nelson

10.31	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Charles B. Young

10.32	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Gregg W. Throgmartin

Exhibit Number	Description of Document
10.33	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Jeffrey J. McClintic

10.34	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael G. Larimer

14.1(1)	Finance Code of Ethics

21.1(1)	List of our Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.

(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ JERRY W. THROGMARTIN
Jerry W. Throgmartin
Chief Executive Officer

By:	/s/ DONALD J.B. VAN DER WIEL
Donald J.B. Van der Wiel
Principal Financial and Accounting Officer

Dated: June 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JERRY W. THROGMARTIN Jerry W. Throgmartin	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2008

/s/ DONALD J.B. VAN DER WIEL Donald J.B. Van der Wiel	Chief Financial Officer (Principal Financial and Accounting Officer)	June 3, 2008

/s/ DENNIS L. MAY Dennis L. May	President and Chief Operating Officer and Director	June 3, 2008

/s/ LAWRENCE P. CASTELLANI Lawrence P. Castellani	Director	June 3, 2008

/s/ BENJAMIN D. GEIGER Benjamin D. Geiger	Director	June 3, 2008

/s/ JOHN M. ROTH John M. Roth	Director	June 3, 2008

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	June 3, 2008

/s/ MICHAEL L. Smith Michael L. Smith	Director	June 3, 2008

/s/ PETER M. STARRETT Peter M. Starrett	Director	June 3, 2008

/s/ DARELL E. ZINK Darell E. Zink	Director	June 3, 2008