Form 10-Q
period 2008-06-30
hhgregg, Inc.
filed 2008-08-06
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of July 31, 2008 was 32,360,439.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended June 30, 2008

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands, except share and per share data)
Net sales	$295,415	$254,159
Cost of goods sold	204,961	174,801

Gross profit	90,454	79,358
Selling, general and administrative expenses	66,660	56,405
Net advertising expense	14,598	11,057
Depreciation and amortization expense	3,872	2,828

Income from operations	5,324	9,068
Other expense (income):
Interest expense	1,804	3,612
Interest income	(4)	(5)
Loss related to early extinguishment of debt	—	608

Total other expense	1,800	4,215

Income before income taxes	3,524	4,853
Income tax expense	1,420	1,980

Net income	$2,104	$2,873

Basic net income per share	$0.07	$0.10
Diluted net income per share	$0.06	$0.10
Weighted average shares outstanding-Basic	32,301,019	28,491,600
Weighted average shares outstanding-Diluted	33,249,662	29,536,938

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	March 31, 2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,055	$1,869
Accounts receivable—trade, less allowances of $296 and $450, respectively	9,358	8,121
Accounts receivable—other, less allowances of $35 and $35, respectively	13,023	14,263
Merchandise inventories	169,491	133,368
Prepaid expenses and other current assets	2,734	3,741
Deferred income taxes	2,615	2,129

Total current assets	199,276	163,491

Net property and equipment	80,102	77,794
Deferred financing costs, net	3,125	3,292
Deferred income taxes	84,927	85,012
Other	336	330

Total long-term assets	168,490	166,428

Total assets	$367,766	$329,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,970	$80,533
Line of credit	44,969	—
Current maturities of long term debt	227	—
Customer deposits	18,486	18,039
Accrued liabilities	31,587	36,799

Total current liabilities	171,239	135,371

Long-term liabilities:
Long-term debt, excluding current maturities	92,381	92,608
Other long-term liabilities	18,949	20,266

Total long-term liabilities	111,330	112,874

Total liabilities	282,569	248,245

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30 and March 31, 2008	—	—
Common stock, no par value; 105,000,000 shares authorized; 32,329,271 and 32,285,267 shares issued and outstanding as of June 30 and March 31, 2008, respectively	160,022	159,149
Accumulated other comprehensive loss	(774)	(1,292)
Accumulated deficit	(73,891)	(75,995)

	85,357	81,862
Note receivable for common stock	(160)	(188)

Total stockholders’ equity	85,197	81,674

Total liabilities and stockholders’ equity	$367,766	$329,919

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$2,104	$2,873
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,872	2,828
Amortization of deferred financing costs	167	316
Accretion of original issue discount	—	138
Stock-based compensation	467	512
Excess tax benefits from stock based compensation	(110)	—
Loss (gain) on sales of property and equipment	67	(16)
Loss on early extinguishment of debt	—	608
Deferred income taxes	(637)	349
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,237)	(2,667)
Accounts receivable—other	1,240	(1,248)
Merchandise inventories	(36,123)	(7,312)
Prepaid expenses and other assets	237	(1,062)
Deposits	764	3,787
Accounts payable—vendors	(12,840)	8,297
Customer deposits	447	808
Other accrued liabilities	(5,212)	(2,036)
Other long-term liabilities	(909)	(2,059)

Net cash (used in) provided by operating activities	(47,703)	4,116

Cash flows from investing activities:
Purchases of property and equipment	(8,079)	(6,969)
Proceeds from sale leaseback transactions	4,133	2,300
Deposit on future sale leaseback transaction	—	700
Proceeds from sales of property and equipment	42	4

Net cash used in investing activities	(3,904)	(3,965)

Cash flows from financing activities:
Payments received on notes receivable for issuance of common stock	28	23
Proceeds from exercise of stock options	296	—
Excess tax benefits from stock based compensation	110	—
Net increase (decrease) in bank overdrafts	6,390	(4,768)
Net borrowings on line of credit	44,969	9,940
Payment related to early extinguishment of debt	—	(5,516)

Net cash provided by (used in) financing activities	51,793	(321)

Net increase (decrease) in cash and cash equivalents	186	(170)
Cash and cash equivalents
Beginning of period	1,869	1,498

End of period	$2,055	$1,328

Supplemental disclosure of cash flow information:
Interest paid	$1,729	$312
Income taxes paid	$2,051	$4,781

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company”) is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgregg™ and Fine Lines™. As of June 30, 2008, the Company had 97 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg, Inc. and the notes thereto for the fiscal year ended March 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2008. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances Inc. (Gregg Appliances). The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing (HHG) which is inactive. HHG has no assets or operations.

Property and Equipment

The Company sold two buildings in the three months ended June 30, 2008. The Company leased the buildings back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, Accounting for Leases. Net proceeds from the transactions were $4.1 million. The Company recognized a gain of $0.5 million on the transactions, which is shown in other long-term liabilities, and the gain is being amortized over the life of the leases. The Company does not have any continuing ownership interest with the sale and leaseback buildings. The leases are accounted for as operating leases.

(2)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159.

(3)	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS No. 157 for such items and it does not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value June 30, 2008	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swaps	$1,290	$—	$1,290	$—

The Company has entered into an interest rate swap with the objective of hedging the fair value of a portion of its fixed rate debt. The fair value of the Company’s interest rate swaps were determined based on LIBOR yield curves at the reporting date.

(4)	Properties

Property and equipment consisted of the following at June 30, 2008 and March 31, 2008 (in thousands):

	June 30, 2008	March 31, 2008
Buildings	$3,006	$5,084
Machinery and equipment	11,284	9,528
Office furniture and equipment	62,685	59,148
Vehicles	6,195	5,869
Signs	6,254	5,705
Leasehold improvements	45,506	41,669
Construction in progress	10,786	13,405

	145,716	140,408
Less accumulated depreciation and amortization	(65,614)	(62,614)

Net property and equipment	$80,102	$77,794

(5)	Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options that would be anti-dilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the three months ended June 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net income, as reported (A)	$2,104	$2,873
Weighted average outstanding shares of common stock (B)	32,301,019	28,491,600
Dilutive effect of employee stock options	948,643	1,045,338

Common stock and common stock equivalents (C)	33,249,662	29,536,938
Net income per share:
Basic (A/B)	$0.07	$0.10
Diluted (A/C)	$0.06	$0.10

Antidilutive shares not included in the diluted per share calculation for the three months ended June 30, 2008 and 2007 were 1,232,000 and 72,000, respectively.

(6)	Inventories

Inventories consisted of the following at June 30, 2008 and March 31, 2008 (in thousands):

	June 30, 2008	March 31, 2008
Appliances	$53,393	$45,518
Video	82,361	59,898
Other	33,737	27,952

	$169,491	$133,368

(7)	Debt

A summary of long-term debt at June 30, 2008 and March 31, 2008 is as follows (in thousands):

	June 30, 2008	March 31, 2008
Line of credit	$44,969	$—
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	89,250	89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	137,577	92,608
Less current maturities of long-term debt	(227)	—
Less line of credit	(44,969)	—

Total long-term debt	$92,381	$92,608

As of June 30, 2008, under the revolving credit facility, Gregg Appliances had approximately $45.0 million of cash borrowings outstanding and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of June 30, 2008, the total borrowing availability under the revolving credit facility was $51.3 million. The weighted average interest rate at June 30, 2008 was 4.2%.

(8)	Stock-based Compensation

During the three months ended June 30, 2008, the Company granted options for 599,000 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $5.24 during the three months ended June 30, 2008, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	3.44%
Dividend yield	—
Expected volatility	46.68%
Expected life of the options (years)	4.5

Risk-Free Rate : The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term commensurate with the estimated expected life of the stock options.

Expected Dividend : The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends and has no expectation to do so in the foreseeable future.

Expected Volatility : The Company uses an independent valuation advisor to assist them in projecting expected stock price volatility. The Company considers both the historical volatility of its peer group’s stock price as well as implied volatilities from exchange-traded options on its peer group’s stock in accordance with SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).

Expected Term : The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method described in SAB 107.

Estimated Forfeitures : The Company includes an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects.

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2008	4,568,001	$7.65
Granted	599,000	12.25
Exercised	(44,004)	6.73
Canceled	(31,998)	8.68

Outstanding at June 30, 2008	5,090,999	$8.19

(9)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three months ended June 30, 2008 includes the changes in fair value of the Company’s interest rate swap, net of tax. For the three months ended June 30, 2007, the Company had no items that represent other comprehensive income other than net income. Comprehensive income for the three months ended June 30, 2008 and 2007 is calculated as follows (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net income, as reported	$2,104	$2,873
Unrealized gain on hedge arrangement, net of tax	518	—

Comprehensive income	$2,622	$2,873

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Recently Issued Accounting Standards

•	Outlook

Our MD&A should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended March 31, 2008, included in our latest Annual Report on Form 10K, as filed with the SEC on June 3, 2008, as well as our subsequent reports on Form 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg™ and Fine Lines™. As of June 30, 2008, we operated 97 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

This overview section is divided into five sub-sections discussing our operating strategy and performance, store development strategy, industry and economic factors, material trends and uncertainties and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 87% and 86% of our net sales mix for the three months ended June 30, 2008 and 2007, respectively.

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

During the past 12 months, we opened 18 new stores of which 14 were located in new markets. The new markets included Birmingham, Alabama; Raleigh, North Carolina; Jacksonville, Florida and Orlando, Florida. During the past 12 months, we also opened up two new regional distribution centers, one in Raleigh, North Carolina and the other in Jacksonville, Florida, and our third central distribution center in Davenport, Florida to support our growth plans.

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

According to the Consumer Electronics Association, or the CEA, sales of consumer electronics are expected to remain strong, growing by 7.3% in 2008 due to the continued adoption of digital and more portable products along with continuing trends of price declines for higher-priced items, such as flat panel televisions. The appliance industry has benefited from improvements in form and aesthetics which have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances that we have benefited from for the past three fiscal years is not expected to change dramatically for the foreseeable future.

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

The Association of Home Appliance Manufacturers (AHAM) attributed an 8.5% decline in year-over-year, major appliance unit shipments for the six months ended June 30, 2008 to the downturn in the housing market and the sub-prime mortgage crisis. We have, as in past housing downturns, attempted to tailor our appliance category assortment toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. For the first quarter ended June 30, 2008, we continued to execute our strategy and gain major appliance market share, posting a 7.4% increase in net sales in our appliance category while AHAM reported that unit shipments of major appliances declined 7.6% during that same period.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2008 in our latest Annual Report filed with the SEC on June 3, 2008. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2008.

Results of Operations

Operating Performance. The following table presents selected condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended
(unaudited)	June 30, 2008	June 30, 2007
Net sales	$295,415	$254,159
Net sales % increase	16.2%	25.0%
Comparable store sales %(decrease)/increase (1)	(2.6)%	8.8%
Gross profit as % of net sales	30.6%	31.2%
SG&A as % of net sales	22.6%	22.2%
Net advertising expense as a % of net sales	4.9%	4.4%
Depreciation and amortization expense as a % of net sales	1.3%	1.1%
Income from operations as a % of net sales	1.8%	3.6%
Net interest expense as a % of net sales	0.6%	1.4%
Loss related to early extinguishment of debt as a % of net sales	—%	0.2%
Net income	$2,104	$2,873
Diluted net income per share	$0.06	$0.10

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $2.1 million or $0.06 per diluted share for the three months ended June 30, 2008, compared with net income of $2.9 million, or $0.10 per diluted share, for the comparable prior year period. The decline in the first quarter of fiscal 2009 earnings reflected the anticipated decline in appliance sales relative to our historical net sales mix, a significant marketing investment associated with entering the Florida market and infrastructure investments in distribution and the creation of a divisional management team to support long-term growth in the Florida market.

Net sales for the three months ended June 30, 2008 increased 16.2% over net sales for the comparable prior year period to $295.4 million. The increase in sales for the first quarter of fiscal 2009 was primarily attributable to the addition of 18 stores during the past 12 months offset by a 2.6% decrease in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2008 and 2007 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Video	43%	39%	5.5%	9.5%
Appliances	44%	47%	(9.7)%	6.9%
Other (1)	13%	14%	(0.5)%	18.7%

Total	100%	100%	(2.6)%	8.8%

(1)	Primarily consists of audio, personal electronics, mattresses and notebook computers.

Our 2.6% comparable store sales decrease for the three months ended June 30, 2008 primarily reflected double-digit comparable store unit sales declines of entry-level and lower mid-price point major appliance products. High efficiency front-load laundry and refrigeration experienced modest comparable store unit increases and contributed to higher average selling prices for the appliances category for the three months ended June 30, 2008. The video sales performance was fueled by triple-digit comparable store sales growth in large flat panel LCD televisions, outpacing the double-digit sales decline in projection and tube televisions. The comparable store sales decrease in the other product category was due to decreased sales of mattresses and personal electronics, partially offset by increased sales of notebook computers and furniture and accessories.

Gross profit margin, expressed as gross profit as a percentage of net sales, declined 60 basis points for the three months ended June 30, 2008 versus the comparable prior year period, largely driven by the anticipated reduction in appliance sales relative to our historical net sales mix. The appliance product category historically has generated higher gross profit margins than the Company’s average, particularly during the first half of the fiscal year. While appliance gross margins exceeded the company average during the three months ended June 30, 2008, the appliance category accounted for 44% of total sales versus 47% in the comparable prior year period, negatively impacting the consolidated gross profit margin. Gross profit margin in the video category increased moderately over the comparable prior year period. A shift in sales mix within the other product category had a modest negative impact on the consolidated gross profit margin compared to the prior year as a decline in mattress sales and an increase in notebook computers sales were partially offset by an increase in furniture and accessories.

SG&A expense as a percentage of net sales increased 37 basis points for the three months ended June 30, 2008 compared to the comparable prior year period, primarily due to significant growth investments comprised of store pre-opening expenses associated with six new store openings and one relocation this year versus two new stores, during the same quarter last year, as well as the opening of a new Central Distribution Center and creation of a divisional management team designed to support over 30 stores in central and northern Florida. These growth investments negatively impacted SG&A expense as a percentage of net sales by approximately 75 basis points, but were partially offset by effective cost controls over general and administrative expense and a reduction in bonus expense.

Net advertising expense as a percentage of net sales increased 59 basis points for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, with a majority of the increase tied to launching new markets in Florida. We enter each new demographic market area with a target “share of voice” for the marketplace. We typically add locations quickly in these demographic market areas to leverage our marketing investment. We plan to add six locations in our core Florida demographic market areas over the next two fiscal quarters ending December 31, 2008 which is expected to improve our net advertising ratio, measured as net advertising expense as a percentage of net sales, in those markets.

Depreciation and amortization expense as a percentage of sales increased 20 basis points for the three months ended June 30, 2008 versus the comparable prior year period, due to an increase in our capital expenditures resulting from our store and distribution facility expansion efforts coupled with continued increases in technology and infrastructure capital expenditures.

Other expense decreased $2.4 million for the three months ended June 30, 2008 to $1.8 million from $4.2 million for the comparable prior year period. This decrease was due to a decrease of approximately $1.8 million in net interest expense due to a reduction in debt outstanding following a debt refinancing in July 2007 and a loss on early extinguishment of debt of $0.6 million representing the difference between the purchase price and the carrying amount of the repurchased senior notes during the three months ended June 30, 2007.

Income tax expense decreased to $1.4 million for the three months ended June 30, 2008 compared to $2.0 million for the comparable prior year period. This decrease was the result of a decrease in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the three months ended June 30, 2008 was consistent with our effective income tax rate for the comparable prior year period.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net cash (used in) provided by operating activities	$(47,703)	$4,116
Net cash used in investing activities	(3,904)	(3,965)
Net cash provided by (used in) financing activities	51,793	(321)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Gross capital expenditures were $10.0 million and $7.0 million for the three months ended June 30, 2008 and 2007, respectively. The increase in gross capital expenditures during the three months ended June 30, 2008 was primarily attributable to a greater number of store openings during the current year period. We opened six new stores during the three months ended June 30, 2008 and now plan to open between 18 and 20 new stores during fiscal 2009. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds, to range between $29 million and $31 million for fiscal 2009.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities was $(47.7) million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in cash flows for the three months ended June 30, 2008 as compared to the comparable prior year period was primarily the result of a decline in inventory productivity which in turn reduced our accounts payable leverage, expressed as accounts payable divided by inventories. This reduction in our accounts payable leverage resulted in the increase of borrowings on our line of credit.

Cash Used in Investing Activities. Cash used in investing activities was $3.9 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively. The cash used in investing activities for the three months ended June 30, 2008 was consistent with the comparable prior year period due to increased capital expenditures associated with new store openings, offset by proceeds from sale leaseback transactions.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities was $51.8 million and $(0.3) million for the three months ended June 30, 2008 and 2007, respectively. The increase for the three months ended June 30, 2008 as compared to the comparable prior year period is primarily attributable to the increase of borrowings on the line of credit as noted above.

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

The loans under the Term B Facility will be repaid in consecutive quarterly installments of $250,000 each, commencing September 30, 2007, with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Facility subject to certain requirements. Prepayments are first applied to the first four scheduled principal installments of the loan and secondly applied on a pro-rata basis to reduce the remaining scheduled principal installments of the loans. Gregg Appliances made a $10 million prepayment during fiscal year 2008. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of June 30, 2008, $89.25 million of term loans were outstanding.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at June 30, 2008.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (senior notes). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. There are approximately $3.4 million of the senior notes outstanding at June 30, 2008.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at June 30, 2008.

As of June 30, 2008, Gregg Appliances had approximately $45.0 million of borrowings outstanding under the revolving credit facility and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of June 30, 2008, the net borrowing availability under the revolving credit facility was $51.3 million. The weighted average interest rate at June 30, 2008 was 4.2%.

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

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, we receive LIBOR based variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

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

During the three months ended June 30, 2008 the hedge was considered highly effective and a net cumulative unrealized loss of $0.8 million was recorded in other comprehensive loss in the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Standards

See Notes 2 and 3 to the Condensed Consolidated Financial Statements of this report for further details of recently issued accounting standards.

Outlook

Our outlook for fiscal 2009 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2009 results. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on June 3, 2008 for additional important factors that could cause future results to differ materially from those contemplated by the following forward looking statements.

We reaffirm our sales and earnings guidance for fiscal 2009. Comparable stores sales are expected to decline in the low single digits, net sales are expected to grow between 19% and 21% and diluted net income per share is anticipated to range between $1.13 and $1.20 for fiscal 2009. We have identified additional attractive real estate opportunities and now plan to open between 18 and 20 new stores during fiscal 2009 compared with prior guidance of 15 to 17 new stores. Accordingly, capital expenditures net of sale and leaseback proceeds are expected to range between $29 million and $31 million for fiscal 2009 compared with prior guidance of $28 million to $30 million.

While we do not provide specific projections for quarterly comparable store sales, we expect to see improvement in this metric during the second half of the fiscal year reflecting not only the less difficult year-over-year comparisons, but also the natural shift in our balance of sale during the year from appliances in the spring and summer to video in the fall and winter. Likewise, we do not provide specific quarterly forecasts for diluted net income per share, but we expect similar difficult year-over-year comparisons during the second quarter not only due to the expected trends in comparable store sales, but also due to the incidence and concentration of pre-opening expenses associated with our front-loaded store opening plans for the year as well as the de-leveraging impact of our new central distribution center in Florida.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on June 3, 2008, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in the floating rate interest on the outstanding debt under our revolving credit facility and on $39,250,000 of our term loan which is not subject to an interest rate hedge. Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of June 30, 2008, the weighted average interest rate was 4.2%. As of June 30, 2008, we had approximately $45.0 million of cash borrowings under our revolver. Additionally, interest on our term loan is payable in defined periods or quarterly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. At June 30, 2008, the interest rate based on LIBOR was 4.92%, however as stated above, $50,000,000 of this debt is subject to an interest rate hedge. A hypothetical 100 basis point increase in interest rate would decrease our annual pretax income by approximately $0.6 million. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated.

ITEM 4.	Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Information

Item 1.	Legal Proceedings

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

There have been no material changes from the risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10K filed with the SEC on June 3, 2008.

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

Dated: August 6, 2008