Form 10-Q
period 2008-09-30
hhgregg, Inc.
filed 2008-11-06
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of October 31, 2008 was 32,366,607.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended September 30, 2008

Part I:	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands, except share and per share data)
Net sales	$320,302	$287,897	$615,717	$542,056
Cost of goods sold	221,791	199,317	426,752	374,118

Gross profit	98,511	88,580	188,965	167,938
Selling, general and administrative expenses	69,598	61,001	136,258	117,406
Net advertising expense	17,003	12,539	31,601	23,596
Depreciation and amortization expense	4,224	3,054	8,096	5,882

Income from operations	7,686	11,986	13,010	21,054
Other expense (income):
Interest expense	1,997	2,540	3,801	6,152
Interest income	(3)	(34)	(7)	(39)
Loss related to early extinguishment of debt	—	21,087	—	21,695

Total other expense	1,994	23,593	3,794	27,808

Income (loss) before income taxes	5,692	(11,607)	9,216	(6,754)
Income tax expense (benefit)	2,294	(4,715)	3,714	(2,735)

Net income (loss)	$3,398	$(6,892)	$5,502	$(4,019)

Basic net income (loss) per share	$0.11	$(0.22)	$0.17	$(0.13)
Diluted net income (loss) per share	$0.10	$(0.22)	$0.17	$(0.13)
Weighted average shares outstanding-Basic	32,358,081	31,467,143	32,329,706	29,987,502
Weighted average shares outstanding-Diluted	33,088,052	31,467,143	33,174,835	29,987,502

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	March 31, 2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$735	$1,869
Accounts receivable—trade, less allowances of $284 and $450, respectively	8,709	8,121
Accounts receivable—other, less allowances of $3 and $35, respectively	11,276	14,263
Merchandise inventories	153,537	133,368
Prepaid expenses and other current assets	2,212	3,741
Deferred income taxes	3,261	2,129

Total current assets	179,730	163,491

Net property and equipment	86,396	77,794
Deferred financing costs, net	2,958	3,292
Deferred income taxes	84,030	85,012
Other	383	330

Total long-term assets	173,767	166,428

Total assets	$353,497	$329,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,185	$80,533
Line of credit	25,029	—
Current maturities of long term debt	454	—
Customer deposits	18,133	18,039
Accrued liabilities	34,066	36,799

Total current liabilities	152,867	135,371

Long-term liabilities:
Long-term debt, excluding current maturities	92,154	92,608
Other long-term liabilities	18,567	20,266

Total long-term liabilities	110,721	112,874

Total liabilities	263,588	248,245

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30 and March 31, 2008	—	—
Common stock, no par value; 105,000,000 shares authorized; 32,366,607 and 32,285,267 shares issued and outstanding as of September 30 and March 31, 2008, respectively	161,200	159,149
Accumulated other comprehensive loss	(649)	(1,292)
Accumulated deficit	(70,493)	(75,995)

	90,058	81,862
Note receivable for common stock	(149)	(188)

Total stockholders’ equity	89,909	81,674

Total liabilities and stockholders’ equity	$353,497	$329,919

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,502	$(4,019)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,096	5,882
Amortization of deferred financing costs	334	487
Accretion of original issue discount	—	188
Stock-based compensation	1,318	862
Excess tax benefits from stock based compensation	(159)	—
Loss on sales of property and equipment	64	5
Loss on early extinguishment of debt	—	21,695
Deferred income taxes	(420)	(2,323)
Changes in operating assets and liabilities:
Accounts receivable—trade	(588)	(4,005)
Accounts receivable—other	4,709	(4,915)
Merchandise inventories	(20,169)	(27,407)
Prepaid expenses and other assets	556	432
Deposits	920	3,856
Accounts payable	(14,874)	23,511
Customer deposits	94	1,324
Other accrued liabilities	(2,733)	(4,273)
Other long-term liabilities	(2,481)	(1,767)

Net cash (used in) provided by operating activities	(19,831)	9,533

Cash flows from investing activities:
Purchases of property and equipment	(19,722)	(16,527)
Proceeds from sale leaseback transactions	7,591	2,300
Net deposit on future sale leaseback transaction	(878)	1,400
Proceeds from sales of property and equipment	49	64

Net cash used in investing activities	(12,960)	(12,763)

Cash flows from financing activities:
Proceeds for issuance of common stock	—	48,750
Transaction costs for stock issuance	—	(5,382)
Proceeds from exercise of stock options	513	—
Excess tax benefits from stock based compensation	159	—
Net increase (decrease) in bank overdrafts	5,856	(4,522)
Net borrowings on line of credit	25,029	15,681
Payments on notes payable	—	(250)
Payment of financing costs	—	(2,930)
Proceeds from issuance of term loan	—	100,000
Payment related to early extinguishment of debt	—	(148,082)
Other, net	100	23

Net cash provided by financing activities	31,657	3,288

Net (decrease) increase in cash and cash equivalents	(1,134)	58
Cash and cash equivalents
Beginning of period	1,869	1,498

End of period	$735	$1,556

Supplemental disclosure of cash flow information:
Interest paid	$3,805	$5,182
Income taxes paid	$4,956	$5,899

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company”) is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgreggTM and Fine LinesTM. As of September 30, 2008, the Company had 103 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

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

Principles of Consolidation

The consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances, Inc. (Gregg Appliances). The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing (HHG) which has no assets or operations.

Property and Equipment

The Company sold four buildings in the six months ended September 30, 2008. The Company leased the buildings back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases”. Net proceeds from the transactions were $7.6 million. The Company recognized a gain of $1.1 million on the transactions, which is shown in other long-term liabilities, and the gain is being amortized over the life of the leases. The Company does not have any continuing ownership interest with the sale and leaseback buildings. The leases are accounted for as operating leases.

(2)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the fourth quarter of the current fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007, which was the year beginning April 1, 2008 for the Company. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159.

(3)	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS No. 157 for such items and it does not currently anticipate that full adoption in fiscal 2010 will materially impact the Company’s results of operations or financial condition.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value September 30, 2008	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swap	$1,081	$—	$1,081	$—

The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

(4)	Properties and Equipment

Property and equipment consisted of the following at September 30, 2008 and March 31, 2008 (in thousands):

	September 30, 2008	March 31, 2008
Land	$1,000	$—
Buildings	4,759	5,084
Machinery and equipment	11,609	9,528
Office furniture and equipment	65,768	59,148
Vehicles	6,418	5,869
Signs	6,794	5,705
Leasehold improvements	46,672	41,669
Construction in progress	12,877	13,405

	155,897	140,408
Less accumulated depreciation and amortization	(69,501)	(62,614)

Net property and equipment	$86,396	$77,794

(5)	Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, “Earnings Per Share”. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options that would be anti-dilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the three and six months ended September 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss), as reported (A)	$3,398	$(6,892)	$5,502	$(4,019)
Weighted average outstanding shares of common stock (B)	32,358,081	31,467,143	32,329,706	29,987,502
Dilutive effect of employee stock options	729,971	—	845,129	—

Common stock and common stock equivalents (C)	33,088,052	31,467,143	33,174,835	29,987,502
Net income (loss) per share:
Basic (A/B)	$0.11	$(0.22)	$0.17	$(0.13)
Diluted (A/C)	$0.10	$(0.22)	$0.17	$(0.13)

Antidilutive shares not included in the diluted net income per share calculation for the three months ended September 30, 2008 and 2007 were 2,154,166 and 4,581,668, respectively. Antidilutive shares not included in the diluted net income per share calculation for the six months ended September 30, 2008 and 2007 were 1,291,000 and 4,581,668, respectively. For the three and six months ended September 30, 2007, no stock options or restricted units were included in the computation of diluted net income per share due to the Company’s reported net loss.

(6)	Inventories

Inventories consisted of the following at September 30, 2008 and March 31, 2008 (in thousands):

	September 30, 2008	March 31, 2008
Appliances	$49,221	$45,518
Video	72,300	59,898
Other	32,016	27,952

	$153,537	$133,368

(7)	Debt

A summary of debt at September 30, 2008 and March 31, 2008 is as follows (in thousands):

	September 30, 2008	March 31, 2008
Line of credit	$25,029	$—
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	89,250	89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	117,637	92,608
Less current maturities of long-term debt	(454)	—
Less line of credit	(25,029)	—

Total long-term debt	$92,154	$92,608

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods or quarterly, depending on Gregg Appliances election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points.

The loans under the Term B Facility are to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Facility subject to certain requirements. Prepayments are first applied to the first four scheduled principal installments of the loan and secondly applied on a pro-rata basis to reduce the remaining scheduled principal installments of the loans. Gregg Appliances made a $10 million prepayment during fiscal 2008. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility).

As of September 30, 2008, under the revolving credit facility, Gregg Appliances had approximately $25.0 million of cash borrowings outstanding and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of September 30, 2008, the total borrowing availability under the revolving credit facility was $71.3 million. The weighted average interest rate of the $25.0 million of cash borrowings outstanding at September 30, 2008 was 3.9%.

(8)	Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2008	4,568,001	$7.65
Granted	599,000	12.25
Exercised	(81,340)	6.32
Canceled	(44,332)	9.20

Outstanding at September 30, 2008	5,041,329	$8.20

(9)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), comprehensive income (loss) for the three and six months ended September 30, 2008 and 2007 includes the changes in fair value of the Company’s interest rate swap, net of tax. Comprehensive income (loss) for the three and six months ended September 30, 2008 and 2007 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss), as reported	$3,398	$(6,892)	$5,502	$(4,019)
Reclassification adjustment for loss reclassified into income, net of tax	155	—	295	—
Unrealized gain (loss) on hedge arrangement, net of tax	(30)	(212)	348	(212)

Comprehensive income (loss)	$3,523	$(7,104)	$6,145	$(4,231)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended March 31, 2008, included in our latest Annual Report on Form 10-K, as filed with the SEC on June 3, 2008, as well as our subsequent reports on Form 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgreggTM and Fine LinesTM. As of September 30, 2008, we operated 103 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

This overview section is divided into five sub-sections discussing our operating strategy and performance, store development strategy, industry and economic factors, material trends and uncertainties and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 87% of our net sales mix for the three and six months ended September 30, 2008 and 86% of our net sales mix for the three and six months ended September 30, 2007, respectively.

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

During the past 12 months, we opened 23 new stores of which 15 were located in new markets. The new markets included Birmingham, Alabama; Raleigh, North Carolina; Jacksonville, Florida and Orlando, Florida. During the past 12 months, we also opened two new regional distribution centers, one in Raleigh, North Carolina and the other in Jacksonville, Florida, and a third central distribution center in Davenport, Florida to support our growth plans.

Industry and Economic Factors. Over the past several years, the consumer electronics and home appliance industries have experienced attractive growth rates driven by product innovations and introductions particularly in the premium segment that we target.

Despite an industry-wide slowdown in wholesale unit shipments of appliances (discussed in more depth below in Material Trends and Uncertainties), our average selling prices for major appliances have continued to increase this fiscal year as they have for the last three fiscal years due to demand for higher-price point, high-efficiency appliances including front-load laundry and refrigeration. This trend has added stability to our sales performance relative to our consumer electronics-focused competitors. Given recent and planned pricing changes by major appliance vendors, the trend in average unit selling prices of major appliances is not expected to change dramatically for the foreseeable future.

The consumer electronics industry depends on new products and larger television screen sizes to drive sales and profitability. Our highly-trained and consultative sales force, which can effectively educate the consumer on the benefits of innovative technology, coupled with our strong delivery and installation competencies enable us to sell a more heavily-featured mix of large, flat screen video product than many of our competitors. As a result, the average unit selling price of the video products we carry and the quantity we sell have risen in each of the last three fiscal years.

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

The Association of Home Appliance Manufacturers (AHAM) attributed an 8.2% decline in year-over-year, major appliance unit shipments for the nine months ended September 30, 2008 to the downturn in the housing market and the sub-prime mortgage crisis. We have, as in past housing downturns, attempted to tailor our appliance category assortment toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. For the six months ended September 30, 2008, we continued to execute our strategy and gain major appliance market share, posting a 3.0% increase in net sales in our appliance category while AHAM reported that unit shipments of major appliances declined 7.6% during that same period.

Substantial market volatility stemming from recent turmoil in the financial and credit markets, high profile financial institution failures, growing unemployment and weak prospects for improvement in these conditions for the foreseeable future have contributed to economic uncertainty. We believe that this economic uncertainty contributed to a significant drop in customer traffic during the last two weeks in September. It is still difficult to gauge this economic uncertainty and its impact on customer traffic.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2008 in our latest Annual Report on Form 10-K filed with the SEC on June 3, 2008. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2008.

Results of Operations

Operating Performance. The following table presents selected condensed consolidated financial data (dollars in thousands, except per share amounts and number of stores):

	Three Months Ended		Six Months Ended
(unaudited)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$320,302	$287,897	$615,717	$542,056
Net sales % increase	11.3%	21.1%	13.6%	22.9%
Comparable store sales % (decrease)/increase (1)	(8.8)%	8.9%	(6.0)%	8.8%
Gross profit as % of net sales	30.8%	30.8%	30.7%	31.0%
SG&A as % of net sales	21.7%	21.2%	22.1%	21.7%
Net advertising expense as a % of net sales	5.3%	4.4%	5.1%	4.4%
Depreciation and amortization expense as a % of net sales	1.3%	1.1%	1.3%	1.1%
Income from operations as a % of net sales	2.4%	4.2%	2.1%	3.9%
Net interest expense as a % of net sales	0.6%	0.9%	0.6%	1.1%
Loss related to early extinguishment of debt as a % of net sales	—%	7.3%	—%	4.0%
Net income (loss)	$3,398	$(6,892)	$5,502	$(4,019)
Diluted net income (loss) per share	$0.10	$(0.22)	$0.17	$(0.13)
Number of stores open at the end of period	103	80

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net sales for the three months ended September 30, 2008 increased 11.3% over net sales for the comparable prior year period to $320.3 million. Net sales for the six months ended September 30, 2008 increased 13.6% to $615.7 million compared to $542.1 million for the comparable prior year period. The increase in sales for the three and six months ended September 30, 2008 was primarily attributable to the addition of 23 stores during the past 12 months partially offset by an 8.8% and 6.0% decrease in comparable store sales, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2008 and 2007 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Video	45%	41%	44%	40%	(0.6)%	7.5%	2.2%	8.4%
Appliances	42%	45%	43%	46%	(15.2)%	5.7%	(12.5)%	6.3%
Other (1)	13%	14%	13%	14%	(11.9)%	24.0%	(6.7)%	21.5%

Total	100%	100%	100%	100%	(8.8)%	8.9%	(6.0)%	8.8%

(1)	Primarily consists of audio, personal electronics, mattresses, notebook computers and furniture and accessories.

Our 8.8% and 6.0% comparable store sales decreases for the three and six months ended September 30, 2008, respectively, were driven by double-digit comparable store unit sales declines of major appliance products, particularly at entry-level and lower mid-price points. High efficiency front-load laundry and refrigeration experienced reasonably flat to modestly positive comparable store unit sales increases and contributed to higher average selling prices for the appliances category. The comparable store sales decrease for the three-month period in the video category was driven by continued decreases in comparable store sales for projection and tube televisions partially offset by double-digit comparable store sales increases in flat panel LCD televisions. The comparable store sales decrease in the other product category was primarily due to decreased sales of mattresses and personal electronics.

Net income was $3.4 million, or $0.10 per diluted share, for the three months ended September 30, 2008, compared to a net loss of $6.9 million, or $0.22 per diluted share, for the comparable prior year period. Included in the net loss for the prior year quarter is a pretax loss of $21.1million, or $0.40 net loss per diluted share, related to the early extinguishment of debt associated with the debt refinancing completed concurrently with our initial public offering in July 2007. Net income for the six months ended September 30, 2008 was $5.5 million, or $0.17 per diluted share, compared to a net loss of $4.0 million or $0.13 per diluted share, for the six months ended September 30, 2007. The net loss in the prior year period included a pretax loss on early extinguishment of debt of $21.7 million, or $0.43 net loss per diluted share. The decrease in earnings, excluding the loss on the early extinguishment of debt in the prior year, reflected a decline in comparable store sales, a significant increase in advertising expense, and investments in distribution and management infrastructure to support planned growth in Florida.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Gross profit margin, expressed as gross profit as a percentage of net sales, was virtually flat for the three months ended September 30, 2008 compared with the prior year period despite an unfavorable out-of-period adjustment of 20 basis points. An improvement in the appliance category’s gross profit margin more than offset a 3 percentage point reduction in the appliance category’s contribution to consolidated net sales mix versus the prior year which negatively impacted the consolidated gross profit margin rate by about 35 basis points. The video category’s gross profit margin rate decreased moderately as compared with the prior year period due to a shift in certain vendor support programs. Small changes within the other product category’s net sales composition had a modest positive impact on the consolidated gross profit margin when compared with last year.

SG&A expense, as a percentage of net sales, increased 54 basis points when compared to the prior year. The increases were primarily due to growth investments totaling 64 basis points largely comprised of store pre-opening expenses associated with six new store openings, as well as distribution and management infrastructure investments in Florida. These growth investments and the de-leveraging effect of our comparable store sales decline were contained by effective cost controls over general and administrative expense, a reduction in bonus expense and an insurance reserve adjustment due to a change in estimate.

Net advertising expense, as a percentage of net sales, increased 95 basis points when compared with the comparable prior year period. The increase was largely driven by the de-leveraging effect of our comparable store sales decline, coupled with the heavy advertising spend associated with the launch of new markets in Florida. We enter each new demographic market area with a target “share of voice” for the marketplace and typically add locations quickly in these areas to leverage our marketing investment. We plan to add five more locations in existing Florida demographic markets by March 31, 2009 which we expect will help better leverage our advertising costs as a percentage of net sales in those markets.

Depreciation and amortization expense, as a percentage of net sales, increased primarily due to growth investments in new stores and related infrastructure support.

Other expense decreased $21.6 million compared to the comparable prior year period. This decrease was largely due to a loss on early extinguishment of debt of $21.1 million in the prior year period primarily arising from our debt refinancing completed in July 2007.

Income tax expense increased to $2.3 million for the three months ended September 30, 2008 compared to a income tax benefit of $4.7 million for the comparable prior year period. This increase was primarily the result of an increase in income before income taxes in the current year compared to a loss before income taxes in the comparable prior year period. Our effective income tax rate for the six months ended September 30, 2008 was consistent with our effective income tax rate for the comparable prior year period.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased 29 basis points for the six months ended September 30, 2008 versus the comparable prior year period, largely driven by the reduction in appliance sales relative to our historical net sales mix. The appliance product category historically has generated higher gross profit margins than the Company’s average margin, particularly during the first half of the fiscal year. While appliance gross profit margins exceeded the Company average as a percentage of sales during the six months ended September 30, 2008, the appliance category accounted for 43% of total sales versus 46% in the comparable prior year period, negatively impacting the consolidated gross profit margin. Gross profit margin in the video category decreased modestly over the comparable prior year period due to a shift in certain vendor support programs. A slight shift in sales mix within the other product category had a modest negative impact on the consolidated gross profit margin compared to the prior year.

SG&A expense, as a percentage of net sales, increased 47 basis points compared to the comparable prior year period. The increases were primarily due to growth investments totaling 70 basis points largely comprised of store pre-opening expenses associated with 12 new store openings, as well as the opening of a new central distribution center and creation of a divisional management team designed to support over 30 stores in central and northern Florida. These growth investments and the de-leveraging effect of our comparable store sales decline were partially offset by effective cost controls over general and administrative expense and a reduction in bonus expense.

Net advertising expense, as a percentage of net sales, increased 78 basis points when compared with the comparable prior year period. The increase was largely driven by the de-leveraging effect of our comparable store sales decline, coupled with the heavy advertising spend associated with the launch of new markets in Florida.

Depreciation and amortization expense, as a percentage of net sales, increased primarily due to growth investments in new stores and related infrastructure support.

Other expense decreased $24.0 million compared to the comparable prior year period. This decrease was largely due to a $21.7 million loss on early extinguishment of debt in the prior year period and a decrease of $2.3 million in net interest expense primarily arising from our debt refinancing completed in July 2007.

Income tax expense increased to $3.7 million for the six months ended September 30, 2008 compared to an income tax benefit of $2.7 million for the comparable prior year period. This increase was primarily the result of an increase in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the six months ended September 30, 2008 was consistent with our effective income tax rate for the comparable prior year period.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2008	September 30, 2007
Net cash (used in) provided by operating activities	$(19,831)	$9,533
Net cash used in investing activities	(12,960)	(12,763)
Net cash provided by financing activities	31,657	3,288

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Gross capital expenditures were $23.4 million and $16.5 million for the six months ended September 30, 2008 and 2007, respectively. The increase in gross capital expenditures during the six months ended September 30, 2008 was primarily attributable to a greater number of store openings during the current year period. We opened 12 new stores during the six months ended September 30, 2008 compared to three in the prior year period and plan to open between 18 and 20 new stores during fiscal 2009. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds, to range between $29 million and $31 million for fiscal 2009.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities was $(19.8) million and $9.5 million for the six months ended September 30, 2008 and 2007, respectively. The decrease in cash flows for the six months ended September 30, 2008 as compared to the comparable prior year period was primarily the result of a decline in inventory productivity which in turn reduced our accounts payable leverage, expressed as accounts payable divided by inventories. This reduction in our accounts payable leverage resulted in the increase of borrowings on our line of credit.

Cash Used in Investing Activities. Cash used in investing activities was $13.0 million and $12.8 million for the six months ended September 30, 2008 and 2007, respectively. The cash used in investing activities for the six months ended September 30, 2008 was consistent with the comparable prior year period due to increased capital expenditures associated with new store openings, offset by proceeds from sale leaseback transactions.

Cash Provided by Financing Activities. Cash provided by financing activities was $31.7 million and $3.3 million for the six months ended September 30, 2008 and 2007, respectively. The change for the six months ended September 30, 2008 as compared to the comparable prior year period is primarily attributable to the increase of borrowings on the line of credit as noted above and an increase in bank overdrafts. In addition, the prior year period included proceeds for issuance of common stock and proceeds for issuance of the term loan offset by payments related to early extinguishment of debt and transaction costs for stock issuance.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances, Inc. (“Gregg Appliances”) entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods or quarterly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points.

The loans under the Term B Facility are to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity. Gregg Appliances may, at its option, voluntarily prepay amounts outstanding under the Term B Facility subject to certain requirements. Prepayments are first applied to the first four scheduled principal installments of the loan and secondly applied on a pro-rata basis to reduce the remaining scheduled principal installments of the loans. Gregg Appliances made a $10 million prepayment during fiscal 2008. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of September 30, 2008, $89.25 million of term loans were outstanding.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreement at September 30, 2008.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (“senior notes”). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. There were approximately $3.4 million of the senior notes outstanding at September 30, 2008.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at September 30, 2008.

As of September 30, 2008, Gregg Appliances had approximately $25.0 million of borrowings outstanding under the revolving credit facility and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of September 30, 2008, the net borrowing availability under the revolving credit facility was $71.3 million. The weighted average interest rate of the $25.0 million of cash borrowings outstanding at September 30, 2008 was 3.9%.

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

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. The derivative instrument hedges $50,000,000 of Term B Facility debt and expires on October 25, 2009.

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

Changes in the fair value of our interest rate swap which is designated as a hedging instrument that effectively offsets the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

During the three months ended September 30, 2008 the hedge was considered highly effective and a net cumulative unrealized loss of $0.6 million was recorded in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

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

Despite closely managing our margins, selling, general and administrative expenses and inventory during this period to ensure a solid working capital position, the economic uncertainty resulting from the turmoil in the financial markets and growing unemployment contributed to a significant drop in customer traffic during the last two weeks of September. It is still difficult to accurately gauge this economic uncertainty and its impact on customer traffic. Accordingly, we are revising our previous guidance with a widened range of projected results for fiscal 2009. Based on a comparable store sales decline of between 10% and 17% for the second half of the fiscal year, diluted net income per share for fiscal 2009 would range between $0.75 and $0.90 as compared with previous diluted net income per share guidance of $1.13 to $1.20. This would result in a comparable store sales decline of 8% to 12% for fiscal 2009 as compared with a low single digit comparable store sales decline under prior guidance. Net sales would grow between 6% and 13% for the second half of the fiscal year which would result in net sales growth of between 9% and 13% for the fiscal year as compared with 19% and 21% in previous guidance. We still plan to open between 18 and 20 new stores during fiscal 2009 of which 16 have been opened. Capital expenditures, net of sale and leaseback proceeds, are still expected to range between $29 million and $31 million for fiscal 2009. We expect to finance these capital expenditures with cash from operations and do not expect to be drawn on our revolving credit facility as of March 31, 2009.

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

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in the floating rate of interest on the outstanding debt under our revolving credit facility and on $39,250,000 of our Term B Facility which is not subject to an interest rate hedge. Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of September 30, 2008, the weighted average interest rate was 3.9%. As of September 30, 2008, we had approximately $25.0 million of cash borrowings under our revolver. Additionally, interest on our Term B Facility is payable in defined periods or quarterly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. At September 30, 2008, the interest rate based on LIBOR was 4.8%, however as stated above, $50.0 million of this debt is subject to an interest rate hedge. A hypothetical 100 basis point change in interest rate would change our annual pretax income by approximately $0.6 million. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated.

ITEM 4	Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is engaged in various legal proceedings in the ordinary course of business and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the condensed consolidated financial statements is not likely to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 5, 2008.

(1) The stockholders of the Company elected the following individuals to the Board of Directors based on the following election results:

Nominee	Number of Votes Cast For	Number of Votes Withheld	Number of Votes Opposed
Lawrence P. Castellani	27,813,496	136,924	—
Benjamin D. Geiger	27,813,496	136,924	—
Dennis L. May	27,743,036	207,384	—
John M. Roth	27,749,411	201,009	—
Charles P. Rullman	27,810,496	139,924	—
Michael L. Smith	27,754,627	195,793	—
Peter M. Starrett	27,810,496	139,924	—
Jerry W. Throgmartin	27,737,881	212,539	—
Darell E. Zink	27,810,496	139,924	—

(2) The stockholders of the Company also voted to ratify the selection of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2009. There were 27,863,727 votes in favor, 86,593 votes opposed and 100 votes abstaining.

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

Dated: November 6, 2008