Form 10-Q
period 2008-12-31
hhgregg, Inc.
filed 2009-02-05
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of January 30, 2009 was 32,427,942.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended December 31, 2008

Part I:	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(In thousands, except share and per share data)
Net sales	$416,106	$390,416	$1,031,823	$932,472
Cost of goods sold	285,652	271,523	712,404	645,641

Gross profit	130,454	118,893	319,419	286,831
Selling, general and administrative expenses	77,998	70,761	214,256	188,167
Net advertising expense	17,904	16,909	49,505	40,505
Depreciation and amortization expense	3,953	3,287	12,049	9,169

Income from operations	30,599	27,936	43,609	48,990
Other expense (income):
Interest expense	1,924	2,582	5,725	8,734
Interest income	(2)	(6)	(9)	(45)
Loss related to early extinguishment of debt	—	—	—	21,695

Total other expense	1,922	2,576	5,716	30,384

Income before income taxes	28,677	25,360	37,893	18,606
Income tax expense	11,557	10,258	15,271	7,523

Net income	$17,120	$15,102	$22,622	$11,083

Net income per share
Basic	$0.53	$0.47	$0.70	$0.36
Diluted	$0.52	$0.45	$0.69	$0.35
Weighted average shares outstanding-basic	32,372,419	32,241,868	32,343,995	30,780,294
Weighted average shares outstanding-diluted	32,617,557	33,424,055	32,997,168	31,880,811

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2008	March 31, 2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,684	$1,869
Accounts receivable—trade, less allowances of $912 and $450, respectively	10,416	8,121
Accounts receivable—other, less allowances of $3 and $35, respectively	14,314	14,263
Merchandise inventories, net	188,362	133,368
Prepaid expenses and other current assets	2,353	3,741
Deferred income taxes	4,629	2,129

Total current assets	221,758	163,491

Net property and equipment	85,924	77,794
Deferred financing costs, net	2,791	3,292
Deferred income taxes	81,289	85,012
Other	391	330

Total long-term assets	170,395	166,428

Total assets	$392,153	$329,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,546	$80,533
Line of credit	14,798	—
Current maturities of long term debt	681	—
Customer deposits	18,093	18,039
Accrued liabilities	42,002	36,799

Total current liabilities	177,120	135,371

Long-term liabilities:
Long-term debt, excluding current maturities	91,927	92,608
Other long-term liabilities	15,575	20,266

Total long-term liabilities	107,502	112,874

Total liabilities	284,622	248,245

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31 and March 31, 2008	—	—
Common stock, no par value; 105,000,000 shares authorized; 32,401,275 and 32,285,267 shares issued and outstanding as of December 31 and March 31, 2008, respectively	162,080	159,149
Accumulated other comprehensive loss	(1,027)	(1,292)
Accumulated deficit	(53,373)	(75,995)

	107,680	81,862
Note receivable for common stock	(149)	(188)

Total stockholders’ equity	107,531	81,674

Total liabilities and stockholders’ equity	$392,153	$329,919

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2008	December 31, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$22,622	$11,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,049	9,169
Amortization of deferred financing costs	501	665
Accretion of original issue discount	—	188
Stock-based compensation	1,993	1,274
Excess tax benefits from stock based compensation	(161)	—
Loss on sales of property and equipment	46	25
Loss on early extinguishment of debt	—	21,695
Deferred income taxes	1,029	(934)
Changes in operating assets and liabilities:
Accounts receivable—trade	(2,295)	(1,074)
Accounts receivable—other	(51)	(6,580)
Merchandise inventories	(54,994)	(62,968)
Prepaid expenses and other assets	216	381
Deposits	1,111	3,516
Accounts payable	16,256	13,521
Customer deposits	54	2,345
Other accrued liabilities	3,669	11,671
Other long-term liabilities	(926)	(1,070)

Net cash provided by operating activities	1,119	2,907

Cash flows from investing activities:
Purchases of property and equipment	(27,841)	(25,361)
Proceeds from sale leaseback transactions	10,035	2,300
Deposit (applied) received for sale leaseback transactions	(2,858)	1,400
Proceeds from sales of property and equipment	58	64

Net cash used in investing activities	(20,606)	(21,597)

Cash flows from financing activities:
Proceeds for issuance of common stock	—	48,750
Transaction costs for stock issuance	—	(5,410)
Proceeds from exercise of stock options	716	12
Excess tax benefits from stock based compensation	161	—
Net increase in bank overdrafts	3,527	28,642
Net borrowings on line of credit	14,798	—
Payments on notes payable	—	(500)
Payment of financing costs	—	(2,930)
Proceeds from issuance of term loan	—	100,000
Payment related to early extinguishment of debt	—	(148,082)
Other, net	100	27

Net cash provided by financing activities	19,302	20,509

Net (decrease) increase in cash and cash equivalents	(185)	1,819
Cash and cash equivalents
Beginning of period	1,869	1,498

End of period	$1,684	$3,317

Supplemental disclosure of cash flow information:
Interest paid	$6,575	$7,728
Income taxes paid	$12,349	$6,881

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company”) is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgreggTM and Fine LinesTM. As of December 31, 2008, the Company had 108 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg, Inc. and the notes thereto for the fiscal year ended March 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2008. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of hhgregg, Inc. and its wholly-owned subsidiary, Gregg Appliances, Inc. (“Gregg Appliances”). The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG”) which has no assets or operations.

Property and Equipment

The Company sold six buildings in the nine months ended December 31, 2008. The Company leased the buildings back applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases”. Proceeds from the transactions were $10.0 million. The deferred gain of $1.3 million on the transactions, which is recorded in other long-term liabilities, is being amortized over the life of the leases. The Company does not have any continuing ownership interest with these buildings. The leases are accounted for as operating leases.

(2)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of the fiscal year ending March 31, 2010 and will apply the standard prospectively to business combinations completed on or after that date.

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

On April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value December 31, 2008	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swap	$1,712	$—	$1,712	$—

The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

(4)	Properties and Equipment

Property and equipment consisted of the following at December 31, 2008 and March 31, 2008 (in thousands):

	December 31, 2008	March 31, 2008
Land	$1,000	$—
Buildings	3,439	5,084
Machinery and equipment	12,128	9,528
Office furniture and equipment	68,325	59,148
Vehicles	6,186	5,869
Signs	7,346	5,705
Leasehold improvements	47,565	41,669
Construction in progress	12,805	13,405

	158,794	140,408
Less accumulated depreciation and amortization	(72,870)	(62,614)

Net property and equipment	$85,924	$77,794

(5)	Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, “Earnings Per Share”. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options that would be anti-dilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three and nine months ended December 31, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net income (A)	$17,120	$15,102	$22,622	$11,083
Weighted average outstanding shares of common stock (B)	32,372,419	32,241,868	32,343,995	30,780,294
Dilutive effect of employee stock options	245,138	1,182,187	653,173	1,100,517

Common stock and common stock equivalents (C)	32,617,557	33,424,055	32,997,168	31,880,811
Net income per share:
Basic (A/B)	$0.53	$0.47	$0.70	$0.36
Diluted (A/C)	$0.52	$0.45	$0.69	$0.35

Antidilutive shares not included in the net income per diluted share calculation for the three months ended December 31, 2008 and 2007 were 3,331,329 and 675,000, respectively. Antidilutive shares not included in the net income per diluted share calculation for the nine months ended December 31, 2008 and 2007 were 2,154,166 and 1,332,500, respectively.

(6)	Inventories

Net inventories consisted of the following at December 31, 2008 and March 31, 2008 (in thousands):

	December 31, 2008	March 31, 2008
Appliances	$61,136	$45,518
Video	92,414	59,898
Other	34,812	27,952

	$188,362	$133,368

(7)	Debt

A summary of debt at December 31, 2008 and March 31, 2008 is as follows (in thousands):

	December 31, 2008	March 31, 2008
Line of credit	$14,798	$—
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	89,250	89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	107,406	92,608
Less current maturities of long-term debt	(681)	—
Less line of credit	(14,798)	—

Total long-term debt	$91,927	$92,608

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods or quarterly, depending on Gregg Appliances election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008 the remaining scheduled quarterly principal installments are reduced to $227,099 each with a balloon payment at maturity. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility).

As of December 31, 2008, under the revolving credit facility, Gregg Appliances had approximately $14.8 million of cash borrowings outstanding and $4.1 million of letters of credit outstanding which expire through December 31, 2009. As of December 31, 2008, the total borrowing availability under the revolving credit facility was $81.1 million. The weighted average interest rate of the $14.8 million of cash borrowings outstanding at December 31, 2008 was 3.4%.

(8)	Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2008	4,568,001	$7.65
Granted	599,000	12.25
Exercised	(116,008)	6.17
Canceled	(44,332)	9.20

Outstanding at December 31, 2008	5,006,661	$8.22

(9)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three and nine months ended December 31, 2008 and 2007 includes the changes in fair value of the Company’s interest rate swap, net of tax. Comprehensive income for the three and nine months ended December 31, 2008 and 2007 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net income, as reported	$17,120	$15,102	$22,622	$11,083
Reclassification adjustment for loss (gain) reclassified into income, net of tax	275	(39)	484	(135)
Unrealized loss on hedge arrangement, net of tax	(654)	(343)	(219)	(459)

Comprehensive income	$16,741	$14,720	$22,887	$10,489

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

hhgregg, Inc. (“We” or “Us”) is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgreggTM and Fine LinesTM. As of December 31, 2008, we operated 108 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

This overview section is divided into five sub-sections discussing our operating strategy and performance, store development strategy, industry and economic factors, material trends and uncertainties and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 82% of our net sales mix for the three months ended December 31, 2008 and 2007 and 85% of our net sales mix for the nine months ended December 31, 2008 and 2007.

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

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 7.0 turns per year over the past three fiscal years. Our working capital, expressed as a percentage of sales, has averaged 1.8% over the past three fiscal years. Our net capital expenditures, expressed as a percentage of sales, have averaged 2.1% over the past three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past three fiscal years. This has enabled us to de-leverage our balance sheet and internally fund our store growth.

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

During the past twelve months, we opened a net total of 23 new stores of which 17 were located in new markets. The new markets included Greensboro, North Carolina; Charleston, South Carolina; Tampa, Florida; Jacksonville, Florida and Orlando, Florida. During the past twelve months, we also opened a new regional distribution center in Jacksonville, Florida, and a third central distribution center in Davenport, Florida to support our growth plans.

Industry and Economic Factors. Over the past several years, the consumer electronics and home appliance industries have experienced attractive growth rates driven by product innovations and introductions particularly in the premium segment that we target.

Despite an industry-wide slowdown in wholesale unit shipments of appliances (discussed in more depth below in Material Trends and Uncertainties), our average selling prices for major appliances have continued to increase this fiscal year as they have for the last three fiscal years due to demand for higher-price point, high-efficiency appliances including front-load laundry and refrigeration. This trend has historically added stability to our sales performance relative to our consumer electronics-focused competitors. Given recent and planned pricing changes by major appliance vendors, the trend in average unit selling prices of major appliances is not expected to change dramatically for the foreseeable future.

The consumer electronics industry depends on new products and larger television screen sizes to drive sales and profitability. Our highly-trained and consultative sales force, which can effectively educate the consumer on the benefits of innovative technology, coupled with our strong delivery and installation competencies enable us to sell a more heavily-featured mix of large, flat screen video product than many of our competitors. As a result, the average unit selling price of the video products we carry and the quantity we sell have risen in each of the last three fiscal years. During the quarter ended December 31, 2008, we experienced a significant contraction in average selling prices primarily due to an industry-wide excess supply of inventory. It is not clear whether our historical trend of increasing average selling prices of video products will resume in the foreseeable future.

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

There has been price compression in flat panel televisions for equivalent screen sizes over the past few years. As with similar product life cycles for console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 1080p and 120Hz technologies (two technological developments that enhance display quality), larger screen sizes and, in certain circumstances, increasing our unit sales at a rate greater than the decline in product prices. As mentioned above, it is not clear whether our historical trend of increasing average selling prices of video products will resume in the foreseeable future.

The Association of Home Appliance Manufacturers (“AHAM”) attributed an 8.9% decline in year-over-year, major appliance unit shipments for the twelve months ended December 31, 2008 to the downturn in the housing market and the sub-prime mortgage crisis. We have, as in past housing downturns, attempted to tailor our appliance category assortment toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. For the nine months ended December 31, 2008, we continued to execute our strategy and grow our major appliance market share as we recorded flat net sales in our appliance category while AHAM reported that unit shipments of major appliances declined 8.7% during that same period.

Substantial market volatility stemming from recent turmoil in the financial and credit markets, high profile financial institution failures, growing unemployment and weak prospects for improvement in these conditions for the foreseeable future have contributed to economic uncertainty. We believe that this economic uncertainty contributed to a significant drop in customer traffic since the last two weeks in September of this year. It is difficult to gauge how long this economic uncertainty will persist and impact our customer traffic.

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

Results of Operations

Operating Performance. The following table presents selected condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
(unaudited)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net sales	$416,106	$390,416	$1,031,823	$932,472
Net sales % increase	6.6%	16.5%	10.7%	20.2%
Comparable store sales % (decrease)/increase (1)	(13.2)%	3.0%	(8.9)%	6.3%
Gross profit as % of net sales	31.4%	30.5%	31.0%	30.8%
SG&A as % of net sales	18.7%	18.1%	20.8%	20.2%
Net advertising expense as a % of net sales	4.3%	4.3%	4.8%	4.3%
Depreciation and amortization expense as a % of net sales	0.9%	0.8%	1.2%	1.0%
Income from operations as a % of net sales	7.4%	7.2%	4.2%	5.3%
Net interest expense as a % of net sales	0.5%	0.7%	0.6%	0.9%
Loss related to early extinguishment of debt as a % of net sales	—%	—%	—%	2.3%
Net income	$17,120	$15,102	$22,622	$11,083
Net income per diluted share	$0.52	$0.45	$0.69	$0.35
Number of stores open at the end of period	108	85

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net sales for the three months ended December 31, 2008 increased 6.6% over net sales for the comparable prior year period to $416.1 million. Net sales for the nine months ended December 31, 2008 increased 10.7% to $1.03 billion compared to $932.5 million for the comparable prior year period. The increase in sales for the three and nine months ended December 31, 2008 was primarily attributable to the net addition of 23 stores during the past 12 months partially offset by a 13.2% and 8.9% decrease in comparable store sales, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Video	54%	51%	48%	45%	(6.9)%	2.2%	(2.1)%	5.4%
Appliances	28%	31%	37%	40%	(21.9)%	(0.7)%	(15.6)%	3.9%
Other (1)	18%	18%	15%	15%	(14.6)%	13.3%	(10.5)%	17.5%

Total	100%	100%	100%	100%	(13.2)%	3.0%	(8.9)%	6.3%

(1)	Primarily consists of audio, personal electronics, mattresses, notebook computers and furniture and accessories.

Our 13.2% and 8.9% comparable store sales decreases for the three and nine months ended December 31, 2008, respectively, were driven by double-digit comparable store unit sales declines of major appliance products, particularly at entry-level and lower mid-price points. High efficiency front-load laundry and refrigeration experienced comparable store unit sales decreases during the third quarter, albeit significantly better than the appliance category average, while the higher average selling prices for these items contributed to slightly higher average selling prices for the appliances category in total. The comparable store sales decrease for the three-month period in the video category was primarily driven by the compression in average selling prices of flat panel televisions slightly outpacing double-digit comparable store sales unit increases. The comparable store sales decrease in the other product category was primarily due to decreased sales of mattresses and personal electronics.

Net income was $17.1 million, or $0.52 per diluted share, for the three months ended December 31, 2008, compared to net income of $15.1 million, or $0.45 per diluted share, for the comparable prior year period. Net income for the nine months ended December 31, 2008 was $22.6 million, or $0.69 per diluted share, compared to net income of $11.1 million, or $0.35 per diluted share, for the nine months ended December 31, 2007, which included a pre-tax loss on the early extinguishment of debt of $21.7 million, or $0.41 net loss per diluted share. The increase in our third quarter earnings primarily reflected an improvement in our gross profit margins which more than offset the effect of a 13.2% comparable store sales decrease coupled with investments in distribution and management infrastructure to support our new store growth in Florida.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Gross profit margin, expressed as gross profit as a percentage of net sales, improved 90 basis points for the three months ended December 31, 2008 compared with the prior year period. The appliance gross profit margins exceeded the consolidated gross profit margins, but the appliance category accounted for approximately three percentage points less of the consolidated net sales relative to the comparable prior year period, thereby negatively impacting the consolidated gross profit margin. Buying opportunities in the video category, attributable in large part to supply imbalances, had a distinct positive impact on the consolidated gross profit margin rate compared with the prior year period. Small changes within the other product category’s net sales composition had a modest positive impact on the consolidated gross profit margin when compared with last year.

SG&A expense, as a percentage of net sales, increased 62 basis points when compared to the prior year. The increases were primarily due to growth investments, totaling 30 basis points, largely comprised of new store pre-opening expenses associated with six new stores, as well as distribution and management infrastructure investments in Florida. These growth investments and the effect of our comparable store sales decline were partially offset by effective cost controls over general and administrative expense including a reduction in bonus expense.

Net advertising expense, as a percentage of net sales, decreased three basis points compared to the comparable prior year period. This was achieved despite the effect of our comparable store sales decline.

Depreciation and amortization expense, as a percentage of net sales, increased primarily due to growth investments in new stores and related infrastructure support.

Other expense decreased $0.7 million compared to the comparable prior year period, reflecting a decrease in net interest expense attributable to our debt refinancing in July 2007.

Income tax expense increased to $11.6 million for the three months ended December 31, 2008 compared to $10.3 million for the comparable prior year period. This increase was primarily the result of an increase in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the three months ended December 31, 2008 was consistent with our effective income tax rate for the comparable prior year period.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Gross profit margin, expressed as gross profit as a percentage of net sales, increased 20 basis points for the nine months ended December 31, 2008 versus the comparable prior year period. The appliance gross profit margins exceeded the consolidated gross profit margins, but the appliance category accounted for approximately three percentage points less of the consolidated net sales relative to the comparable year period, thereby negatively impacting the consolidated gross profit margin. Improvement in the video category’s gross profit margin contributed to modest improvements in the consolidated gross profit margin as compared with the prior year-to-date period due to attractive buying opportunities during the third quarter arising from supply imbalances. A slight shift in sales mix within the other product category had a modest negative impact on the consolidated gross profit margin compared to the prior year.

SG&A expense, as a percentage of net sales, increased 59 basis points compared to the comparable prior year period. The increase was primarily due to growth investments, totaling 55 basis points, largely comprised of new store pre-opening expenses associated with 18 new stores, as well as the opening of a new central distribution center and creation of a divisional management team designed to support over 30 stores in central and northern Florida. These growth investments and the effect of our comparable store sales decline were partially offset by effective cost controls over general and administrative expense and a reduction in bonus expense.

Net advertising expense, as a percentage of net sales, increased 45 basis points when compared with the comparable prior year period. The increase was largely driven by the effect of our comparable store sales decline, coupled with the heavy advertising spend associated with the launch of new markets in Florida.

Depreciation and amortization expense, as a percentage of net sales, increased primarily due to growth investments in new stores and related infrastructure support.

Other expense decreased $24.7 million compared to the comparable prior year period. This decrease was largely due to a $21.7 million loss on early extinguishment of debt in the prior year period and a decrease of $3.0 million in net interest expense primarily arising from our debt refinancing completed in July 2007.

Income tax expense increased to $15.3 million for the nine months ended December 31, 2008 compared to $7.5 million for the comparable prior year period. This increase was primarily the result of an increase in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the nine months ended December 31, 2008 was consistent with our effective income tax rate for the comparable prior year period.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2008	December 31, 2007
Net cash provided by operating activities	$1,119	$2,907
Net cash used in investing activities	(20,606)	(21,597)
Net cash provided by financing activities	19,302	20,509

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Gross capital expenditures were $29.1 million and $25.4 million for the nine months ended December 31, 2008 and 2007, respectively. The increase in gross capital expenditures during the nine months ended December 31, 2008 was primarily attributable to a greater number of store openings during the current year period. We opened 18 new stores during the nine months ended December 31, 2008 compared to eight stores in the prior year period. We plan to open two additional stores during the fiscal year ending March 31, 2009. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds, to range between $24 million and $26 million for fiscal 2009.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $1.1 million and $2.9 million for the nine months ended December 31, 2008 and 2007, respectively. The decrease in cash provided by operating activities for the nine months ended December 31, 2008 compared to the prior year period was primarily the result of a decline in inventory productivity which in turn reduced our accounts payable leverage, expressed as accounts payable divided by inventories. This reduction in our accounts payable leverage resulted in the increase of borrowings on our line of credit. This decrease was partially offset by an increase in net income for the nine months ended December 31, 2008 compared to the prior year period.

Cash Used in Investing Activities. Cash used in investing activities was $20.6 million and $21.6 million for the nine months ended December 31, 2008 and 2007, respectively. The cash used in investing activities for the nine months ended December 31, 2008 decreased from the comparable prior year period due to an increase in proceeds for sale leaseback transactions, partially offset by increased capital expenditures associated with new store openings.

Cash Provided by Financing Activities. Cash provided by financing activities was $19.3 million and $20.5 million for the nine months ended December 31, 2008 and 2007, respectively. The change for the nine months ended December 31, 2008 as compared to the comparable prior year period is primarily attributable to the increase of borrowings on the line of credit as noted above offset by a decrease in bank overdrafts. In addition, the prior year period included proceeds for issuance of common stock and proceeds for issuance of the term loan offset by payments related to early extinguishment of debt and transaction costs for stock issuance.

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

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 each with a balloon payment at maturity. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of December 31, 2008, $89.25 million of term loans were outstanding.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at December 31, 2008.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (“senior notes”). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. There were approximately $3.4 million of the senior notes outstanding at December 31, 2008.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is 1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG”), which had no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at December 31, 2008.

As of December 31, 2008, Gregg Appliances had approximately $14.8 million of borrowings outstanding under the revolving credit facility and $4.1 million of letters of credit outstanding which expire through December 31, 2009. As of December 31, 2008, the net borrowing availability under the revolving credit facility was $81.1 million. The weighted average interest rate of the $14.8 million of cash borrowings outstanding at December 31, 2008 was 3.4%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, should provide sufficient funds to finance our operations for at least the next twelve months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Pursuant to the terms of our Term B Facility, we also have the capacity to repurchase our outstanding Senior Notes at our discretion so long as we have excess availability of $10,000,000 after the repurchase.

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

During the three months ended December 31, 2008 the hedge was considered highly effective and a net cumulative unrealized loss of $1.0 million was recorded in accumulated other comprehensive loss in our condensed consolidated balance sheets.

Recently Issued Accounting Standards

See Notes 2 and 3 to the Condensed Consolidated Financial Statements of this report for further details of recently issued accounting standards.

Outlook

Our outlook for fiscal 2009 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2009 results. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on June 3, 2008 for additional important factors that could cause future results to differ materially from those contemplated by the following forward-looking statements.

Continued economic uncertainty resulting from the turmoil in the financial markets and growing unemployment has significantly impacted customer traffic patterns since the middle of September this year. Customer traffic patterns are much more volatile and less predictable than we have historically experienced. Consequently, despite efforts to closely manage our gross profit margins, SG&A expense and working capital position, we maintain a broad range of projected results for fiscal 2009. Based on a comparable store sales decline of between 7% and 11% for the fourth quarter of the fiscal year, net income per diluted share for fiscal 2009 would range between $0.85 and $0.95 as compared with previous net income per diluted share guidance of $0.75 to $0.90. This would result in a comparable store sales decline of 8% to 10% for fiscal 2009 as compared with an 8% to 12% comparable store sales decline under prior guidance. Net sales would grow between 9% and 12% for the fourth quarter of the fiscal year which would result in net sales growth of between 9% and 12% for the fiscal year as compared with 9% and 13% in previous guidance. We plan to open 20 new stores during fiscal 2009 of which 18 have been opened. Capital expenditures, net of sale and leaseback proceeds, are expected to range between $24 million and $26 million for fiscal 2009 as compared with prior guidance of $29 to $31 million. We expect to finance these capital expenditures with cash from operations and do not expect to be drawn on our revolving credit facility as of March 31, 2009.

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

We are exposed to market risk from changes in the floating rate of interest on the outstanding debt under our revolving credit facility and on $39,250,000 of our Term B Facility which is not subject to an interest rate hedge. Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of December 31, 2008, the weighted average interest rate of the $14.8 million of cash borrowings outstanding under our revolver was 3.4%. Additionally, interest on our Term B Facility is payable in defined periods or quarterly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. For the nine months ended December 31, 2008, the interest rate based on LIBOR for the $89.3 million outstanding on our Term B Facility was 4.7%, however as stated above, $50.0 million of this debt is subject to an interest rate hedge. A hypothetical 100 basis point change in interest rate would change our annual pretax income by approximately $0.6 million. We are not currently exposed to market risk from currency fluctuations as all of our purchases are dollar-denominated.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—Other Information

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

ITEM 6.	Exhibits

10.35	Amendment No. 2 to Employment Agreement dated December 29, 2008 between Gregg Appliances and Jerry W. Throgmartin.

10.36	Amendment No. 1 to Employment Agreement dated December 30, 2008 between Gregg Appliances and Dennis L. May.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Donald J.B. Van der Wiel
Donald J.B. Van der Wiel
Principal Financial and Accounting Officer

Dated: February 5, 2009