Form 10-K
period 2009-03-31
hhgregg, Inc.
filed 2009-06-02
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2008 was approximately $132,544,250 based on the closing stock price of $9.75 per share on that day. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

The number of shares of hhgregg, Inc.’s common stock outstanding as of May 29, 2009 was 32,756,545.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2009), for the regular meeting of shareholders to be held on August 5, 2009 Proxy Statement), are incorporated by reference into Part III.

Cautionary Note Regarding Forward-Looking Statements

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The forward looking statements included herein are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to these statements to reflect future events or developments.

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

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg™ and Fine Lines™. As of March 31, 2009, we operated 110 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. We also distinguish ourselves by offering same-day delivery on many of our products. Our superior customer purchase experience has enabled us to successfully compete against the other leading video and appliance retailers over the course of our 54-year history.

We design our stores to be visually appealing to our customers and to highlight our premium selection of consumer electronics and appliances. We utilize flat panel television display walls, appliance displays and digital product centers to showcase our broad selection of products with advanced features and functionality. We carry over 100 models of flat panel televisions and 350 models of appliances. Our new store prototypes typically range from 25,000 – 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, direct mail, e-mail and web promotions.

Our sales can be categorized in the following manner:

•

Video: We offer a broad selection of the latest video products, such as LED televisions as well as Blu-ray players. Representative brands include Broksonic, Canon, JVC, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony and Toshiba. For fiscal 2009, video products represented 50% of net sales.

•

Appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, cooking ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Amana, Bosch, Electrolux, Estate, Frigidaire, GE, Jenn-Air, KitchenAid, LG, Maytag, Samsung and Whirlpool. For fiscal 2009, home appliances represented 35% of net sales.

•

Other: We also sell audio products, mattresses, notebook computers and other select popular consumer electronics and accessories. We continue to evaluate other merchandise categories to further enhance our product offerings. Products such as home audio systems, notebook computers, cameras, personal navigation, gaming bundles, telephones and advanced cables generate and support store traffic and create cross-selling opportunities with our other products. Our suite of services is aimed at enhancing our customers’ superior purchase experience. For fiscal 2009, other products and services represented 15% of net sales.

•

Additionally, we sell a suite of services including third-party premium service plans (PSPs), third-party in-home service and repair of our products, same-day delivery and installation and in-home repair and maintenance. Services and PSP revenues are included as a component of net sales in the categories listed above.

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

We offer same-day delivery for many of our products and also provide quality in-home installation services. These features significantly enhance our ability to sell large, more complex products. Our network of 12 central and regional distribution centers provides a local supply of inventory that supports our same-day delivery strategy. We conduct a significant number of customer surveys each year to ensure customer satisfaction and provide us with feedback to continue improving our superior customer purchase experience.

Balanced mix of premium video products and appliances. We offer an extensive selection of premium video products and appliances. Historically, our appliance business provided us with financial stability and consistently strong cash flow while our television and video products contributed significantly to our growth in sales and profitability. Our cash flow tends to be less seasonal and more stable over the long term as a result of our balanced merchandise mix of video products and appliances. In addition, the combination of large screen televisions and appliances, each of which frequently requires home delivery and installation, provides us with efficiencies in home delivery and installation.

Proven ability to successfully penetrate new markets. We seek to expand our highly portable store concept into new markets where we believe there is significant underlying demand for our product mix and customer services, as well as an attractive demographic profile. We have successfully opened or acquired stores in ten new metropolitan markets since 1998, adding 92 stores, most recently in the Orlando and Jacksonville markets. We typically enter a market with a scaled presence to achieve a threshold leverage of our advertising spending, regional management and delivery and distribution infrastructure. Within a short time period, usually not exceeding 18 months, we grow our store count in the new market to optimize leverage of our fixed costs and our market share.

Strong store economics. We closely adhere to our prototype store format when opening new stores, which helps simplify our operations and ensures consistent execution. Our stores typically generate positive cash flow within three months of opening and provide a cash payback in less than three years. Strong store economics, combined with efficient inventory management, generate significant free cash flow to internally fund our growth. During fiscal 2009 and 2008, our stores averaged net sales of $14.6 million and contributed to a 5.2% operating earnings margin. During this same period, our new stores required average net capital expenditures of $0.7 million and average initial net-owned inventory investments of $0.9 million.

Experienced management team. Our executive management team has an average of over 15 years of experience with us and 26 years of overall experience. Under our management team’s direction, we have grown our store base at a compound annual growth rate of 17.9% since fiscal 1998 and successfully entered ten new metropolitan markets.

Customer Purchase Experience

Our goal is to serve our customers in a manner that generates loyalty, referrals and repeat business. We focus on making every customer’s purchase experience a positive one and aim to be the primary destination for consumer electronics and home appliances in our markets. We employ multiple internal systems to ensure customer satisfaction in each of our markets, and we focus on offering a comprehensive suite of services such as delivery and home installation to our customers. We aim to offer the customer a convenient shopping experience by locating our stores in high traffic areas with a focus on visibility, access and parking availability.

Our philosophy for providing our customers with a superior purchase experience includes;

•	employing a highly motivated, commissioned sales force and training them so they are able to educate our customers on the benefits of feature-rich, higher margin products;

•	soliciting customer feedback to allow us to monitor and improve individual employee performance;

•	conducting broad consumer and market research to ensure a top quality, competitively-priced offering;

•	offering a deep product assortment in core categories;

•	providing a warm and bright store ambiance that showcases our products well;

•	providing same-day delivery for many all of our products and quality in-home installation services;

•	offering extended-term financing through a third-party private label credit card to qualified customers;

•	offering convenient 40 minute call-ahead service for delivery; and

•	offering customer support through our central call center seven days per week.

Product Service and Support. We currently outsource product service and repair of our products sold with and without extended warranties. We sell third-party PSPs to our customers. The PSPs typically extend three to five years beyond the manufacturer’s warranty and cover all service and repair-related maintenance. We closely monitor the performance of our third-party vendor to ensure the quality and timeliness of their repair services. We offer customer support via our central customer service call center. Our service center is open seven days a week and provides customers with a toll-free resource to ask product and other support-related questions.

Private Label Credit Card. We offer customers financing through a private label credit card with a third-party financial institution. The third-party institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts.

Merchandising and Purchasing

Merchandise. We focus on offering extensive product and brand selections. We offer a broad selection of the leading brands at everyday competitive prices and provide a balance of digital and home theater products and appliances. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic. Our balanced mix of premium video products and appliances historically provide us with a more stable and less-seasonal cash flow.

Product Categories. We sell a wide variety of premium video products, including digital televisions and home theater systems, appliances, audio products, notebook computers, mattresses and related services. The table below lists selected products and representative brands for our core merchandise categories:

Category	Products	Selected Brands

Video	Digital micro display televisions, flat panel televisions, Blu-Ray players	Canon, JVC, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony and Toshiba

Appliances	Washers and dryers, refrigerators, cooking ranges, dishwashers, freezers,	Amana, Bosch, Electrolux, Estate, Frigidaire, GE, Jenn-Air, KitchenAid,

	and air conditioners	LG, Maytag, Samsung and Whirlpool

Other	Home theater receivers, speaker systems, notebook computers, digital cameras, digital camcorders, CD players, notebook computers, MP3 players, mattresses, personal navigation and gaming bundles	Bose, Garmin, HP, Klipsch, Onkyo, Samsung, Panasonic, Serta, Sony, Toshiba and Yamaha

Vendor Relationships. Our top 10 and 20 suppliers accounted for over 83.5% and 91.3%, respectively, of merchandise purchased by us during fiscal 2009. Our key suppliers include Frigidaire, GE, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool.

Our purchasing strategy varies by vendor and product line. We do not have long-term contracts with any of our major suppliers. Inventory purchases are managed through the placement of purchase orders with our vendors. Our ability to sell a broad selection of products has made us an important partner to our vendors for showcasing their higher-margin product offerings and introducing new products and technologies to consumers. In an effort to support our strategy, vendors offer us various incentives including volume discounts, trade financing, co-op advertising, purchase discounts and allowances, promotional items and inventory on a consignment basis.

Personnel and Training

Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Over 95% of our sales associates are full-time employees. Our sales associates are compensated based on both sales and product profitability. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of 10 hours per month in order to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.

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

Distribution and Warehousing

Our distribution and warehousing functions are designed to optimize inventory availability and turnover, delivery efficiency, and minimize product handling. Our distribution and warehousing system at March 31, 2009 consisted of three central distribution centers, or CDCs, and nine regional distribution centers, or RDCs. We operate CDCs in Atlanta, Indianapolis and Orlando and RDCs in Birmingham, Charlotte, Cincinnati, Cleveland, Columbus, Jacksonville, Louisville, Nashville and Raleigh. CDCs receive products directly from manufacturers and stock merchandise for local customer delivery and store and RDC replenishment. RDCs receive inventory daily from their respective CDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our CDCs and RDCs operate seven days a week. All of our distribution facilities are leased.

The following table sets forth certain information relating to our CDCs and RDCs as of March 31, 2009:

Facility	Opening Date	Area Served	Size (sq. ft)
CDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Indianapolis, Indiana	June 1986	Midwest	319,458
Orlando, Florida	April 2008	Florida	180,126

RDC:
Birmingham, Alabama	April 2007	Birmingham	65,000
Charlotte, North Carolina	April 2005	Charlotte	99,688
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	166,790
Jacksonville, Florida	March 2008	Jacksonville	71,760
Louisville, Kentucky	August 2002	Louisville	61,000
Nashville, Tennessee	October 2006	Nashville	100,000
Raleigh, North Carolina	August 2007	Raleigh	108,000

Typically, large appliances, large-screen televisions, home theater products and mattresses are delivered to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry a limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as Blu-ray players, camcorders, digital cameras, televisions less than 50 inches and small appliances are adequately stocked in-store to meet customer demand.

Our delivery is outsourced in all of our markets. Our outsourcing partners assign certain employees to us and those employees deliver products exclusively for us, generally carry our logo on their vehicles and wear hhgregg uniforms. This allows us to maintain our brand identity and high customer service levels following the purchase of our products. We provide all installation services using our own highly skilled employees. We remain the customer’s primary point of contact throughout the delivery and installation process regardless of whether or not the service is outsourced, thereby ensuring that we maintain control over the quality of the service provided. We also closely monitor our delivery partners to assess our customer’s satisfaction with their services. We are not subject to any long-term agreements with any of our delivery partners.

Advertising and Promotion

We utilize advertising and promotion to increase our brand awareness and drive in-store traffic. We aggressively promote our products and services through the use of a balanced media mix, which includes preprinted newspaper inserts, television, direct mail, e-mail communications, radio, web promotions, outdoor/billboard and event sponsorship. We currently outsource media placement to an advertising agency, but handle newspaper advertisement design and placement internally.

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

Management Information Systems

Over the past five fiscal years, we have been systematically updating and upgrading our management information systems in a multi-phase process to improve the efficiency of our store operations and enhance critical corporate and business planning functions. During this time period, we

•	installed a new enterprise data warehouse to better integrate operating and merchandising information in a relational data base environment,

•	implemented a demand management and forecasting tool to add more robust analytical capabilities to our inventory management process,

•	opened an off-site data center to enhance our disaster recovery capabilities, and

•	converted our financial reporting and accounting systems to a retail industry standard application to support our anticipated future growth.

We are currently in the process of migrating our inventory and supply chain management software from our legacy hardware platform and operating system, which our primary hardware vendor will no longer be providing support for after December 31, 2010, to a new hardware platform and operating system. This migration will transfer our existing applications to a platform scalable for future growth and is intended to ensure complete continuity in the end-user interface screens, thereby eliminating the cost and lost productivity of re-training our store and distribution associates on a new enterprise resource planning application. The migration also maintains our applications’ proven transactional processing capabilities that have contributed to strong inventory turns and shrink results, as well as enables same-day delivery of virtually all of our products. Our current estimate of the remaining capital expenditures for this phase of our management information systems upgrade is between $2 and $4 million during fiscal 2010.

Our management information systems include a wide-area network linking our stores and distribution centers to our corporate offices. This provides real-time polling of sales, scheduled deliveries and inventory levels at the store and distribution center level. In our distribution centers, we use radio frequency networks to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management.

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

We compete against, among others, Best Buy, Sears, Lowe’s, Home Depot, Wal-Mart and independent specialty retail stores in the vast majority of our markets. We also compete against regional retailers, such as Fry’s and BrandsMart, in several of our markets. We continue to perform well in digital televisions and major appliances in the majority of our markets. This performance is achieved despite the presence, or entrance, of each of these leading competitors in our markets.

The consumer electronics and appliance industry competes on product selection, price and customer service. We differentiate ourselves through our emphasis on an extensive product offering, customer service and satisfaction while matching our competitors on price. We believe that our highly trained commissioned sales force, broad product and brand offerings and customer support services allow us to compete effectively in our markets for the following reasons:

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

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2009, we had no capital expenditures for environmental control facilities and no such expenditures are anticipated in the foreseeable future.

Seasonality

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2009 and 2008, we generated 29.8% and 31.1%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes.

Trade Names and Trademarks

We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: hhgregg™, HHGREGG.COM®, H.H. Gregg Appliances Electronics Computers®, HHGREEN® , GIVING YOU THE POWER TO GO GREEN®, WELCOME TO THE REVOLUTION®, HHG®, Fine Lines®, hhgregg Fine Lines™, Fine Points™ and Price and Advice Guaranteed™.

Employees

As of March 31, 2009, we employed 3,500 employees, of whom approximately 96% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.

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

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.hhgregg.com — select the “Investor Relations” link and then the “Financials and SEC Filings “ link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee, as well as the Code of Business Conduct and Ethics, Whistleblower Policy, Related Party Policy and the Corporate Governance Guidelines. These documents are posted on our Web site at www.hhgregg.com — select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

hhgregg, Inc.

Director of Finance

4151 E 96th Street

Indianapolis, IN 46240

ITEM 1A.	Risk Factors

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all of the information set forth in this Annual Report on Form 10-K.

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks below.

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

New stores that we open may not be profitable or may take longer than anticipated to open or to reach desired levels of profitability. Furthermore, the addition of new stores in existing markets may adversely affect the performance of nearby stores. Collectively, these circumstances could lower our profit, operating income and profit margins. There are a number of factors that could affect our ability to open or acquire, as well as operate new stores at profitable levels consistent with our existing stores, including:

•	the inability to identify and acquire suitable store sites and to negotiate acceptable leases for these sites;

•	competition in existing, adjacent and new markets;

•	the failure to open enough stores in new markets to achieve a sufficient market presence to compete successfully;

•	the unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	difficulties associated with the hiring, training and retention of additional sales personnel and store managers;

•	the inability to obtain government approvals, licenses and permits in a timely manner;

•	the failure to adequately supervise construction and manage development costs;

•	the inability to secure adequate landlord financing;

•	difficulties or delay in obtaining construction materials and labor; and

•	problems or delays in pre-opening store promotion and related publicity.

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

The retail market for consumer electronics and major home appliances is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Sears, Lowe’s and Home Depot, locally-owned regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar consumer electronics and major home appliances. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats;

•	improved retail sales methods; and

•	expansion into markets where we currently operate.

Competition could cause us to lose market share, net sales and customers, increase expenditures or reduce prices or margins, any of which could have a material adverse effect on our business and results of operations. In addition, competition could have an impact on our comparable store sales.

Our business is dependent on the general economic conditions in our markets.

In general, our sales depend on discretionary spending by our customers. Within the last year, rising unemployment, reduced consumer confidence and reduced access to credit have combined to lead to sharply reduced consumer spending. Consumer confidence and willingness to spend on discretionary items remains low and our sales and results of operations will continue to be adversely affected. Continued deterioration of financial markets or a worsening or prolonged economic downturn could result in additional declines in sales and impair our growth. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;

•	unemployment trends;

•	consumer debt levels;

•	consumer credit availability;

•	the housing market;

•	gasoline and fuel prices;

•	interest rates and inflation;

•	slower rates of growth in real disposable personal income;

•	natural disasters;

•	national and international security concerns;

•	tax rates and tax policy; and

•	other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.

The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Frigidaire, GE, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 83.5% and 91.3%, respectively, of our purchases in fiscal 2009. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

Our suppliers also supply us with marketing funds and volume rebates. If our suppliers fail to continue these incentives, it could have a material adverse effect on our sales and results of operations.

Our ability to maintain and increase both net sales and product margins depends to a large extent on the periodic introduction and availability of new products and technologies.

We believe that the introduction and continued growth in consumer acceptance of new products will have a significant impact on our ability to increase net sales and maintain product margins. Our products are subject to significant technological changes and we are dependent on our suppliers to continually invest in research and development to ensure we have new products and technologies in our stores. If there were no new technologies or features in our products, we would see a materially adverse impact to our revenues and product margins.

If we cannot attract and retain highly qualified sales personnel and store managers, our level of customer service may decline, or if the cost to retain these individuals increases, this may result in a decrease in our net sales and profitability.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our manager-in-training program, our level of customer service may decline, which may decrease our net sales and profitability. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. Also, passage of the Employee Free Choice Act or other similar laws in Congress could lead to higher labor costs by encouraging unionization efforts among our associates and disruption of store operations.

Regulatory developments in the U.S. could impact our private-label credit card financing offers and have a material adverse impact on our net sales and profitability.

We offer private-label credit cards through a third-party financial institution that manages and directly extends credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Private label credit card sales accounted for 33%, 37% and 36% of our net sales in fiscal 2009, 2008 and 2007, respectively. In December 2008, the Federal Reserve issued a wide range of proposed new regulations intended to improve the disclosures that consumers receive in connection with credit card accounts and other revolving credit plans. These new provisions, effective July 1, 2010, could limit the ability of card issuers to charge interest to customers who utilize deferred interest financing offers but do not comply with the terms of the offer. Pending the Federal Reserve’s issuance of its final ruling, there can be no assurance that third party financial institutions will permit deferred interest financing offers on our private-label credit card to continue to be available in their existing form. If we are unable to continue to make low- or no-interest financing offers, our net sales and profitability may be materially adversely affected.

If we fail to anticipate changes in consumer preferences, our net sales and profitability may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase net sales depends to a large extent on the periodic introduction and availability of new products and technologies. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics such as high efficiency appliances and high definition televisions. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance. Our margins are enhanced due to our ability to sell up in the product life cycle, thus a lack of new products in the market would impair our ability to maintain gross margins as a percentage of sales. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost sales and lower margins due to the need to mark down excess inventory. If we are unable to effectively introduce and sell new products to our customers, our business and results of operations could be adversely affected.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs, working capital requirements and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and continuous management information system updates. Gross capital expenditures during fiscal 2009, prior to any forward funding arrangements, were $33.7 million. If the cash provided by operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans and defer some or all of the upgrade of our management information systems.

Our quarterly results fluctuate due to seasonal demand for our products and if we miscalculate this demand our net sales and profitability could decline.

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2009 and 2008, we generated 29.8% and 31.1%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending December 31, our net sales could decline, resulting in excess inventory, which could tie up our working capital and revolving credit facility, as well as lower our profit margin as a result of product markdowns. A shortfall in expected net sales, combined with our significant additional expenses during the fiscal quarter ended December 31, could cause a significant decline in our operating results.

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

We are involved in a number of legal proceedings, and while we cannot predict the outcome of such proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.

We are involved in a number of legal proceedings that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking action which, in either case, could adversely affect our operations or reduce our net income. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.

Because our hhgregg stores are generally concentrated in the Midwest and Southeast regions of the United States, we are subject to regional risks.

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

At March 31, 2009, we relied on three central distribution centers in Atlanta, Indianapolis and Orlando to handle our distribution needs. Any natural disaster or other serious disruption to these centers due to fire, tornado, hurricane or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our stores and deliver merchandise to customers and could result in decreased net sales, increased costs and reduced profits.

If our third-party delivery service is unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction.

We offer same-day delivery on many of the products we sell. Our deliveries are outsourced to a third-party delivery service. Our third-party delivery service is subject to risks that are beyond our control. If our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. As a result, our net sales and profitability may decline.

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

Our liquidity may be materially adversely affected by the financial crisis in the U.S.

We must have sufficient sources of liquidity to fund our working capital requirements, pay operating expenses, service our outstanding indebtedness and finance growth investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our credit facilities and other debt financings.

Due to the recent deterioration in the financial markets, our ability to obtain capital may be greatly effected. If our sources of liquidity do not satisfy our requirements, we may have to seek additional financing. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us or the retail industry generally. There is no assurance that we will be able to obtain additional financing on favorable terms or at all.

Any failure of our information technology infrastructure, or any delay or problem with the upgrading of our existing management information system, could cause a disruption in our business and increase costs.

Our ability to operate our business from day to day largely depends on the efficient operation of our management information system. We use our management information system to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our financial results. Our existing computer hardware platform, upon which several key business software applications reside, will no longer be supported by the manufacturer after December 31, 2010. We have commenced a plan to migrate these key software applications to a new operating system and hardware platform prior to December 31, 2010. Our current estimate of the additional capital expenditures related to this project is approximately $2 million to $4 million over the next year. This estimate could increase if we are required to accelerate the implementation of our current migration plan. Our transition to the new operating system and hardware platform may not be completed in the expected timeframe, and may result in significant unanticipated costs.

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

Our debt instruments also contain provisions that could have the effect of making it more difficult or less attractive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Specifically, the terms of the indenture governing our 9% senior notes require that they be redeemed at a premium over their principal amount in the event that we undergo a change of control. In addition, our senior secured term loan provides that a change of control constitutes an event of default under that term loan and will cause the borrowings under our senior secured term loan to become immediately due. Our future debt agreements, including our credit facilities, may contain similar provisions. The need to repay all of this indebtedness may deter potential third parties from acquiring us.

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

Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 61.0% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Stores and Store Operations

Operations. Our store operations are organized into 15 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, a sales manager, an operations manager and a staff averaging 20 salespeople and 10 additional support staff. Our stores are open seven days and six nights a week.

Locations. As of March 31, 2009, we leased all of our stores and distribution centers, which are located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina, and Tennessee. Our stores average approximately 34,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, central distribution and warehousing facility, and corporate call center. Our distribution and warehousing system consists of three CDCs and nine RDCs. See “Item 1. Business-Distribution and Warehousing.”

The following table sets forth our store locations:

State	Stores Opened at March 31, 2008	Store Openings	Store Closures	Stores Opened at March 31, 2009
Alabama	5	—	—	5
Florida	2	12	—	14
Georgia	13	—	—	13
Indiana	15	1	—	16
Kentucky	5	1	—	6
North Carolina	11	3	—	14
Ohio	26	1	(1)	26
South Carolina	5	1	—	6
Tennessee	9	1	—	10

	91	20	(1)	110

Market and Site Selection. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above average economic growth and household incomes, and home ownership rates. Our target markets typically include most or all of our major competitors. When considering new sites, we analyze total store and market potential and advertising and occupancy costs for a market, as well as proximity to distribution facilities. Within our markets, we open or acquire our stores in power centers or freestanding locations in high traffic areas, usually near our major competitors. Primary site evaluation criteria include total sales volume potential, co-tenancies, traffic patterns, visibility, access, parking availability and occupancy costs. We initially open multiple stores in a new market and add stores to the market over time to increase market share and improve the leverage of our fixed costs. We plan to continue to open or acquire stores in new and existing markets.

Store Development. Since 1998, we have successfully entered ten new metropolitan markets, most recently in Jacksonville, FL and Orlando, FL. Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This timeframe can be reduced to 6 to 9 months when no new property build-out is required.

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

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol HGG. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange — Composite Index during the periods indicated.

	Stock Price
	High	Low
Fiscal 2009
First Quarter	$13.09	$10.00
Second Quarter	10.97	9.00
Third Quarter	9.50	3.73
Fourth Quarter	14.50	7.01

Fiscal 2008
Second Quarter*	$15.39	$10.50
Third Quarter	16.08	11.37
Fourth Quarter	13.41	8.67

*	Our common stock began trading on the New York Stock Exchange on July 19, 2007.

We did not pay cash dividends on our common stock during the last two fiscal years and do not expect to pay cash dividends in the near future. In addition, the terms of our credit facilities place restrictions on our ability to pay dividends and otherwise transfer assets to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”. As of April 30, 2009, there were 98 holders of record of our common stock.

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

The graph below compares the cumulative total shareholder return on hhgregg common stock from the initial public offering (IPO) date of July 19, 2007 through March 31, 2009 with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500), and the Standard & Poor’s Retail Index (S&P Retail Index).

The graph assumes an investment of $100 at the close of trading on July 19, 2007, the hhgregg IPO date, in hhgregg common stock, the S&P 500 and the S&P Retail Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	July 19, 2007	March 31, 2008	March 31, 2009
hhgregg, Inc.	100	86.54	108.81
S&P 500	100	85.17	51.38
S&P Retail Index	100	73.72	56.24

ITEM 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except per share data, store data and as otherwise indicated. We have not declared cash dividends for the periods indicated below.

	Fiscal Year Ended March 31,
	2009 (1)	2008 (2)	2007 (1)(2)	2006 (1)(3)	2005 (4)
Statement of Income Data:
Net sales	$1,396,678	$1,256,666	$1,059,428	$900,424	$803,199
Gross profit	435,108	388,933	328,732	283,912	255,094
Income from operations	69,643	68,317	53,819	59,609	25,915
Net income	$36,497	$21,406	$21,358	$22,215	$29,248
Per Share Data:
Net income per share
Basic (5)	$1.13	$0.69	$0.75	$0.78	$0.51
Diluted (6)	$1.10	$0.67	$0.73	$0.78	$0.51
Cash Flow Data:
Net capital expenditures (7)	$21,117	$34,915	$12,409	$19,046	$15,212
Operating Statistics:
Gross profit (as a percentage of net sales)	31.2%	30.9%	31.0%	31.5%	31.8%
Income from operations (as a percentage of net sales)	5.0%	5.4%	5.1%	6.6%	3.2%
Working capital (as a percentage of sales) (8)	3.6%	1.9%	1.5%	1.9%	3.2%
Number of stores, end of period	110	91	77	67	58
Total store square footage (in thousands)	3,698	3,127	2,651	2,333	2,009
Comparable store sales (9)	-8.3%	4.8%	5.5%	1.7%	0.4%
Inventory turnover (10)	7.0x	7.0x	6.9x	7.0x	7.3x
Year End Data
Cash and cash equivalents	$21,496	$1,869	$1,498	$2,301	$8,642
Total assets	350,375	329,919	290,525	283,764	293,104
Total debt, including current portion	92,608	92,608	134,459	178,242	182,285
Stockholders’ equity (deficit)	125,153	81,674	16,293	(5,154)	(32,847)

(1)	Fiscal 2009, fiscal 2007 and fiscal 2006 net income, includes $0.6 million, $2.0 million, and $1.0 million of restructuring and asset impairment charges, respectively. In fiscal 2009, impairment charges were related to a specific store where the expected future cash flows were less than the carrying amount of the property. Please refer to footnote 1(i) of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the impairment. For fiscal 2007, this amount represents the goodwill impairment charge associated with the acquisition of a single-store appliance supplier. Please refer to footnote 14 of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the acquisition. For fiscal 2006, this amount represents the restructuring charges related to the outsourcing of our product service and repair offerings.

(2)	Fiscal 2008 and fiscal 2007 net income amount includes a loss related to the early extinguishment of debt of $21.9 million and $1.4 million, respectively. Please refer to footnote 5 of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of these amounts.

(3)	Fiscal 2006 income from operations and net income included a gain of $27.8 million for the transfer of extended maintenance obligations. Prior to October 2005, we sold third-party premium service plans, or PSPs, on appliances and sold our own self-insured PSPs on electronics. We also maintained a service and repair network to service the electronics PSPs we sold and to do repair work on behalf of certain electronics manufacturers for manufacturer warranty claims. In October 2005, we began outsourcing our self-insured electronics warranties and exited the product service business to remove exposure to warranty liabilities and reduce the costs and complexity associated with product service and repair. The gain reflects the transfer of our existing extended service plan liabilities on electronics to a third party less the payment made to General Electric (GE), the third party.

(4)	For a portion of the fiscal year ended March 31, 2005, we were required, pursuant to U.S Generally Accepted Accounting Principles (U.S. GAAP), to consolidate certain variable interest entities controlled by a former director and principal stockholder or members of his immediate family, from which we lease certain real property and our corporate airplane. Effective at the closing of our recapitalization on February 3, 2005, we were no longer required to consolidate the variable interest entities for accounting purposes. Thus the financial information for the period following the closing of the recapitalization does not include these entities.

(5)	Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding.

(6)	Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares from outstanding options and stock appreciation rights been issued.

(7)	Represents the capital expenditures offset by the proceeds and deposits received for sale leaseback transactions.

(8)	Working capital represents current assets excluding cash, deposits and the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of sales.

(9)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.

(10)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the trailing 12-month period by the average of the beginning and ending inventory for that period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Historical Consolidated Financial and Other Data,” and our consolidated financial statements and related notes appearing elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:

•	Overview

•	Critical Accounting Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Inflation

•	Contractual Obligations

•	Off Balance Sheet Items

•	Recently Issued Accounting Standards

•	Outlook

Overview

We are a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgregg® and Fine Lines®. As of March 31, 2009, we operated 110 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

hhgregg, Inc. was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances. On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders.

Transfers or exchanges of assets or equity instruments between enterprises under common control are not business combinations. Therefore, the formation transaction of hhgregg was recorded at the carrying amount of Gregg Appliances, the transferring enterprise, in a manner similar to pooling-of-interests and not at fair value. Gregg Appliances’ consolidated financial statements are presented as historical comparisons for hhgregg prior to the date of the corporate reorganization.

This overview section is divided into four sub-sections discussing our operating strategy and performance, store development strategy, business strategy and core philosophies and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 85% of our net sales mix in both fiscal 2009 and 2008.

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

The following table summarizes certain operating data that we believe are important to an understanding of our operating model:

	Fiscal Year Ended March 31,
	2009	2008	2007
Inventory turnover (1)	7.0x	7.0x	6.9x
Working capital (as a percentage of sales (2)	3.6%	1.9%	1.5%
Net capital expenditures (as a percentage of sales) (3)	1.5%	2.8%	1.2%
Income from operations (as a percentage of sales)	5.0%	5.4%	5.1%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

(2)	Working capital represents current assets excluding cash, deposits and the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of sales.

(3)	Net capital expenditures represent capital expenditures less proceeds from sale and leaseback transactions, expressed as a percentage of sales.

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 7.0 turns per year over the past three fiscal years. Our working capital has averaged 2.4%, expressed as a percentage of sales, over the past three fiscal years. Our net capital expenditures have averaged 1.8%, measured as a percentage of sales, over the past three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past three fiscal years. This has enabled us to de-leverage our balance sheet and internally fund our store growth.

Store Development Strategy. Over the past several years, we have adhered closely to a development strategy of adding stores to metropolitan markets in clusters to achieve rapid market share penetration and more efficiently leverage our distribution network, advertising and regional management costs. Our expansion plans include looking for new markets where we believe there is significant underlying demand for stores, typically in areas that demonstrate above-

average economic growth, strong household incomes and growth in new housing starts and/or remodeling activity. Our markets typically include most or all of our major competitors. We plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us to improve our market share and realize operating efficiencies.

During fiscal 2009, we opened a net total of 19 new stores of which 15 were opened in new markets. The new markets included Jacksonville, Florida and Orlando, Florida. During the past twelve months, we also opened a new regional distribution center in Jacksonville, Florida, and a third central distribution center in Davenport, Florida to support our growth plans.

Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they will experience a well-designed, customer friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly trained consultative sales force, who are there to educate the consumers about the different product features.

Our products are rich in features and innovations and are ever-changing. We find that customers find it helpful to have someone explain the products features and benefits. We believe this assistance allows them the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering same-day delivery on many of our products and a high quality, in-home installation service. We offer all of this at a competitive price, under our philosophy, “Price and Advice, Guaranteed.”

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. For example, as prices for large flat-panel high definition television products fall below the $2,000 range, more of our customers purchase them.

There has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to Display Search, television sales are expected to fall 25% this calendar year and sales of flat panel televisions are expected to decrease 18.5%, largely as a function of declining average selling prices. As with similar product life cycles for console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as LED technology, with an increased focus and selection on larger screen sizes.

According to the Consumer Electronics Associations, or the CEA, sales for consumer electronics are expected to decrease 0.6% but units are expected to increase 6% from 2008. Video gaming, Blu-ray players, notebook computers, and camcorders are all categories which are expected to have growth in sales in 2009 according to the CEA.

In the past, certain product innovations in certain consumer electronic product categories such as laptop computers, camcorders and audio products, have not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins. As certain of our products become commodities, we focus on selling the next generation of these affected products, carefully managing the depth and breadth of commoditized products that we offer and introducing all-together new product lines that are complementary to our existing product mix.

The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Additionally, form and aesthetics have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances from which we have benefited for the past four fiscal years is not expected to change dramatically for the foreseeable future.

Conversely, retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. As the recent demand in the housing market has been relatively low, our appliance sales traffic has suffered significantly. The Association of Home Appliance Manufacturers reported that shipments of major appliances fell 16% for the three months ended March 31, 2009. Management does not expect this trend in appliance traffic to substantially improve until the housing market begins to turn positive.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Vendor Allowances

We receive funds from our vendors for various programs including volume purchase rebates, marketing support, inventory markdowns, margin protection, product training and sales incentives. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an expense reduction when the cost is incurred. All other vendor allowances are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

We have two primary types of vendor allowances that do not represent reimbursements of specific, incremental and identifiable costs. The first type of allowance is calculated based on a specific percentage of our purchases. The percentage is not dependent on any monthly, quarterly or annual purchase volumes or any other performance terms with our vendors. Additionally, these allowances are deducted directly from the amounts we owe to the vendor for the product. For this type of vendor allowance, we record inventory at net cost (i.e. invoice cost less vendor allowance) at time of receipt.

The second type of vendor allowance is based on the satisfaction of certain terms of the vendor program. We determine the amount of the accrued vendor allowance by estimating the point at which we will have completed our performance under the program and estimate the earned allowance at the balance sheet date using the rates negotiated with our vendors and actual purchase volumes to date.

During the year, due to complexity and diversity of the individual vendor programs, we perform analyses and review historical trends to ensure the deferred amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected purchase volumes. Additionally, on a monthly basis we review the collectibility of the accrued vendor allowances and adjust for any valuation concerns.

We have not made any material changes in the accounting methodology used to record vendor receivables in the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross margin and inventory. However, substantially all vendor allowance receivables and deferrals outstanding at year end are collected and recognized within the following quarter, and therefore do not require subjective long-term estimates. Adjustments to gross margin and inventory in the following fiscal year have historically not been material. A 10% difference in our vendor allowance receivables at March 31, 2009, would have affected net earnings by approximately $0.4 million in fiscal 2009.

Inventory Reserves

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves. Our markdown reserve represents the excess of the carrying amount, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded markdowns or an increase in the newly established cost basis.

Our markdown reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence. We have not made any material changes in the accounting methodology used to establish our markdown reserve during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 31, 2009, would have affected net earnings by less than $0.1 million in fiscal 2009.

Our inventory loss reserve represents anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure the inventory reported in our consolidated financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses on a consolidated basis.

Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends. We have not made any material changes in the accounting methodology used to establish our inventory loss reserve during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 31, 2009, would have affected net earnings by less than $0.1 million in fiscal 2009.

Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For the fiscal year ended March 31, 2009, we recorded a pre-tax impairment loss of $0.6 million related to asset impairment of one of our retail locations.

Tax Contingencies

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainly in Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We are subject to U.S. federal and certain state and local income taxes. Our income tax returns, like those of most companies, are periodically audited by federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for more likely than not positions. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

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

Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. At March 31, 2009 and 2008, we had no liability for unrecognized tax benefits.

Revenue Recognition

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives service. We honor returns from customers within 10 days from the date of sale and provide allowances for estimated returns based on historical experience.

We sell gift cards to our customers only in our retail stores. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, which we refer to as gift card breakage and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.

We sell Premium Service Plans (PSPs) on appliance and electronic merchandise for periods ranging up to 10 years. For PSPs sold by us on behalf of a third party, the net commission revenue is recognized at the time of sale. We are not the primary obligor on PSPs sold on behalf of third parties. Funds received for PSPs in which we are the primary obligor are deferred and the incremental direct costs of selling the PSPs, are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the PSPs are expensed as incurred.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate future sales returns. Our estimate of the amount and timing of sales returns is based primarily on historical transaction experience.

As of March 31, 2009, we did not have sufficient historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings reported in fiscal 2009. In the future, if we determine that sufficient historical data exists and gift card breakage can be estimated, we will recognize such gift card breakage in earnings.

We have not made any material changes in the accounting methodology used to measure sales returns or recognize revenue for our gift card program during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns or recognize revenue for our gift card program. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales return reserve at March 31, 2009 would have affected net earnings by less than $0.1 million in fiscal 2009.

Stock-Based Compensation

On April 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). As we were considered a nonpublic entity, as of the date of adoption, as defined in SFAS 123R, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), we were required to apply the prospective transition method at the date of adoption. Under this transition method, we apply SFAS 123R to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, we continue to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, we will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. In accordance with APB Opinion No. 25, we did not recognize compensation expense in connection with employee stock option grants upon adoption because stock options, granted prior to April 1, 2006, were granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant.

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

We use an independent valuation advisor to assist us in projecting expected stock price volatility. We also consider both the historical volatility of our peer group’s stock price as well as implied volatilities from exchange-traded options on our peer group’s stock in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Our expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method described in SAB 107. On December 21, 2007, the SEC staff issued Staff Accounting Bulletin No. 110, (SAB 110) which, effective January 1, 2008, amends and replaces SAB 107. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing the expected life assumption in accordance with SFAS 123R. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We plan to track and capture employee exercise behavior in the future as a basis for our valuation assumptions. We currently use simplified estimates due to limited exercise history and our limited tenure as a public company.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 7 to the consolidated financial statements for a further discussion on stock-based compensation.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended March 31, 2009, would have affected net earnings by approximately $0.2 million in fiscal 2009.

Self-Insured Liabilities

We are self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

The following table provides our stop loss coverage for the fiscal years ended March 31, 2009, 2008 and 2007 (in thousands):

	Fiscal Year ended March 31,
	2009	2008	2007
Workers’ Compensation	$250	$250	$250
General Liability	$200	$200	$200
Motor Vehicles	$100	$100	$100
Medical Insurance	$150	$150	$150

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.

Our self-insured liabilities contain uncertainties because management makes assumptions and applies judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at March 31, 2009, would have affected net earnings by approximately $0.4 million in fiscal 2009.

Results of Operations

Operating Performance. The following table presents selected consolidated financial data (dollars in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2009	2008	2007
Net sales	$1,396,678	$1,256,666	$1,059,428
Net sales % increase	11.1%	18.6%	17.7%
Comparable store sales % (decrease)/increase (1)	(8.3)%	4.8%	5.5%
Gross profit as % of net sales	31.2%	30.9%	31.0%
SG&A as % of net sales	20.5%	20.3%	20.5%
Net advertising expense as a % of net sales	4.5%	4.3%	4.2%
Depreciation and amortization expense as a % of net sales	1.1%	1.0%	1.1%
Asset impairment charges	0.0%	0.0%	0.2%
Income from operations as a % of net sales	5.0%	5.4%	5.1%
Net interest expense as a % of net sales	0.5%	0.8%	1.6%
Loss related to early extinguishment of debt as a % of net sales	0.0%	1.7%	0.1%
Net income	$36,497	$21,406	$21,358
Net income per diluted share	$1.10	$0.67	$0.73
Number of stores open at the end of the period	110	91	77

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $36.5 million, or $1.10 per diluted share, for fiscal 2009, compared with net income of $21.4 million, or $0.67 per diluted share, for fiscal 2008 and $21.4 million, or $0.73 per diluted share, for fiscal 2007. The net income in fiscal 2008 included a $21.9 million pretax loss for the early extinguishment of debt primarily arising from our debt refinancing completed in July 2007, or a $0.41 net loss per diluted share. The improvement in fiscal 2009 earnings, excluding the loss of early extinguishment of debt for fiscal 2008, reflects a 20 basis point improvement in gross profit margins, and a 34 basis point improvement in interest expense due to debt reduction compared to the prior year period, offset by comparable stores sales decline of 8.3% coupled with the start up investments in distribution and management infrastructure to support the new store growth in Florida. The improvement in fiscal 2008 earnings compared to fiscal 2007 earnings, excluding the loss on the early extinguishment of debt, reflects strong comparable store sales growth, improved leverage of SG&A expenses and reduced interest expense due to debt reduction during fiscal 2008.

Net sales increased 11.1% in fiscal 2009 from $1,256.7 million in fiscal 2008 to $1,396.7 million in fiscal 2009. Net sales for fiscal 2008 increased 18.6% to $1,256.7 million from $1,059.4 million for fiscal 2007. The increase in sales for fiscal 2009 was primarily attributable to the net addition of 19 stores during fiscal 2009 partially offset by a 8.3% decrease in comparable store sales. The increase in sales for fiscal 2008 was primarily attributable to the addition of 14 stores during fiscal 2008 coupled with a 4.8% increase in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2009, 2008 and 2007, respectively, were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2009	2008	2007	2009	2008	2007
Video	50%	46%	47%	(1.1)%	4.7%	9.3%
Appliances	35%	39%	40%	(16.5)%	1.6%	3.5%
Other (1)	15%	15%	13%	(8.0)%	15.9%	(0.6)%

Total	100%	100%	100%	(8.3)%	4.8%	5.5%

(1)	Primarily consists of audio, personal electronics, mattresses and notebook computers.

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Our 8.3% comparable store sales decrease for the twelve months ended March 31, 2009 primarily reflect continued weakness in the appliance category. The double digit comparable stores sales decline in the appliance category for fiscal 2009 was due to decreased sales in the entry-level and lower mid-price point products. In the video category, the comparable stores sales decrease is due to the impact of falling average selling prices more then offsetting the increase in units sold. In the other category, the decrease is due to double digit comparable store sales decreases in mattresses and personal electronics, partially offset by an increase in computer comparable store sales.

Gross profit margin increased $46.2 million or, expressed as gross profit as a percentage of net sales, increased 20 basis points for the twelve months ended March 31, 2009, compared with the prior year period. The appliance gross profit margins exceeded the Company average as a percentage of net sales during the period, but the appliance category accounted for approximately four percentage points less of the consolidated net sales for the period relative to the comparable prior year period, thereby negatively impacting the consolidated gross profit margin. Buying opportunities in the video category, attributable in large part to supply imbalances, had a modest positive impact for the year compared with the respective prior year period. Small shifts in sales mix within the other product category had a modest positive impact on fiscal 2009 when compared with the respective prior year period.

SG&A increased $32.2 million or, as a percentage of net sales, increased 27 basis points for the twelve months ended March 31, 2009, compared with the respective prior year period. Through various costs savings initiatives, as well as the overall variable structure of our payroll, we leveraged SG&A as a percentage of net sales despite the comparable sales decline during the three months ended March 31, 2009. However, while these items resulted in a decrease in overall SG&A as a percentage of net sales during the last quarter of the year, the impact of the Florida growth investments in the first half of the year, totaling approximately 40 basis points, more than offset the improvements noted above for the twelve month period.

Net advertising expense increased $8.7 million or, as a percentage of net sales, increased 20 basis points during fiscal 2009 when compared to fiscal 2008. These results were due to the effect of our comparable store sales decline as well as the significant advertising spend associated with the launch of new markets in Florida, particularly during the first half of the fiscal year.

Other expense decreased $25.5 million or, as a percentage of net sales, decreased 208 basis points for fiscal 2009 from fiscal 2008 primarily due to the loss on early extinguishment of debt of $21.9 million recorded in fiscal 2008 relating to the debt refinancing completed in July 2007. The remainder of the decrease is due to net interest expense decreasing 33 basis points for fiscal 2009, or $3.5 million, due to significantly lower debt levels in fiscal 2009 as compared to the prior year comparative period.

Income tax expense increased $11.7 million or, as a percentage of net sales, increased 72 basis points during the twelve months ended March 31, 2009 when compared with the respective comparable prior year period. The increase was primarily the result of an increase in income before income taxes in fiscal 2009 as compared to the comparable prior year period. The increase in our effective tax rates for the twelve months ended March 31, 2009 from 40.2% in fiscal 2008 to 41.7% in fiscal 2009 was primarily the result of a reduction in our deferred tax assets due to state income tax rates and apportionment adjustments.

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

Gross profit increased $60.2 million and the gross profit rate remained reasonably consistent for fiscal 2008 compared to fiscal 2007.

SG&A expenses increased $37.2 million and decreased by 0.3%, as a percentage of net sales, to 20.3% for fiscal 2008 from 20.5%, as a percentage of net sales, for fiscal 2007. The decrease in the SG&A rate for fiscal 2008 was primarily attributable to the leveraging effect of our sales growth across many expense categories.

Net advertising expense, as a percentage of net sales, increased by 0.1% to 4.3% for fiscal 2008 to $53.5 million for fiscal 2008 compared to $44.0 million for fiscal 2007. The increase in net advertising expense was primarily due to an increase in gross advertising spending primarily attributable to an increase in promotional activity during fiscal 2008.

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

Income tax expense increased to $14.4 million for fiscal 2008 compared to $13.8 million for fiscal 2007. This increase was the result of an increase in income before income taxes in the current year compared to the prior year. The increase in our effective income tax rate from 39.3% in fiscal 2007 to 40.2% in fiscal 2008 was the result of a reduction in state credits generated during fiscal 2008 as compared to fiscal 2007.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2009	2008	2007
Net cash provided by operating activities	$41,450	$67,639	$50,658
Net cash used in investing activities	(21,036)	(34,830)	(15,035)
Net cash used in financing activities	(787)	(32,438)	(36,426)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Gross capital expenditures were $33.7 million, $42.2 million and $19.5 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The decrease in gross capital expenditures during fiscal 2009 compared to fiscal 2008 is primarily attributable to approximately $5.3 million of additional expenditure in fiscal 2008 related to management information systems, such as the demand management and forecasting tool implemented in fiscal 2008, partially offset by increased capital expenditures for additional store openings. During fiscal 2009 we opened 20 new stores compared to 14 new stores in fiscal 2008 and ten new stores in fiscal 2007. In addition, during fiscal 2009, we received approximately $14.4 million of sale leaseback proceeds compared to $4.4 million in fiscal 2008. The increase in capital expenditures in fiscal 2008 to fiscal 2007 is due to the increase in the number of store openings as well as expenditures on management information systems, as explained above. We plan to open between 16 and 18 new stores during fiscal 2010. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds for fiscal 2010 store openings and relocations, to range between $30 million and $35 million for fiscal 2010. Capital expenditures are funded through cash provided by operating activities as well as cash and cash equivalents, borrowings on our revolving credit facility and sale and leaseback proceeds.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $41.5 million, $67.6 million and $50.7 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The change in cash flows from fiscal 2009 to fiscal 2008 is primarily the result of the loss associated with the early extinguishment of debt related to the refinancing during fiscal 2008. Likewise, the loss on early extinguishment of debt discussed above was the primarily reason for the change in cash flows from fiscal 2008 to fiscal 2007.

Cash Used in Investing Activities. Cash used in investing activities was $21.0 million, $34.8 million and $15.0 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The decrease for fiscal 2009 as compared to fiscal 2008 was due to lower capital expenditures associated with management information systems and an increase in proceeds from sale leaseback transactions. The increase for fiscal 2008 as compared to fiscal 2007 was primarily due to increased capital expenditures associated with new store openings and management information systems being implemented in fiscal 2008.

Cash Used in Financing Activities. Financing activities used $0.8 million, $32.4 million and $36.4 million in cash for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The change between fiscal 2009 and fiscal 2008 was primarily due to the refinancing of our credit facilities completed in fiscal 2008. Fiscal 2008 included $158.0 million of debt extinguishment offset by $100.0 million of proceeds from the issuance of a term loan. Additionally, in fiscal 2008, we received $43.2 million of net proceeds from the issuance of common stock associated with our initial public offering. The change in financing activities from fiscal 2008 and fiscal 2007 is primarily due to the refinancing of our credit facilities completed in fiscal 2008.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Facility) with a bank group obtaining $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 with a balloon payment at maturity. As provided in the senior credit agreement, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of March 31, 2009, $89.25 million was outstanding on the Term B Facility.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2009.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (senior notes). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013.

Through March 31, 2009, we had purchased $161.6 million of our senior notes of which $112.8 million and $44.3 million was purchased during fiscal 2008 and fiscal 2007 at a weighted-average price of 109.07% and 98.72% of face value, respectively. During fiscal 2008 and 2007, we recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the senior notes, net of related capitalized debt issuance costs of $14.8 million and $1.4 million, respectively. No senior notes were purchased during fiscal 2009. As of March 31, 2009 and 2008, we had $3.4 million of senior notes outstanding.

Junior Notes. On February 3, 2005, Gregg Appliances issued to certain of our stockholders, $25.0 million in unsecured 6% junior subordinated notes based on an effective interest rate of 11%. These junior notes were paid off in conjunction with the net proceeds received as part of our initial public offering. Amortization of the discount, which is included in interest expense in the accompanying consolidated statements of income, was approximately $0.2 million and $0.5 million for the fiscal years ended March 31, 2008 and 2007, respectively.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is  1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2009.

As of March 31, 2009, Gregg Appliances had no borrowings outstanding under the revolving credit facility and $4.1 million of letters of credit outstanding, which expire through December 31, 2009. As of March 31, 2009, the total borrowing availability under the revolving credit facility was $91.6 million. The interest rate based on the bank’s prime rate as of March 31, 2009 was 3.0%.

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

Our credit ratings and outlooks as of the end of April 2009 are summarized below:

Rating Agency	Rating	Outlook
Standard & Poor	B+	Stable
Moody’s	Ba3	Stable

Factors that can affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We are not aware of any current circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs.

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

During the years ended March 31, 2009 and 2008 the hedge was considered effective and a net unrealized loss of $0.5 million was recorded in other comprehensive loss in the Company’s consolidated balance sheets.

Impact of Inflation

The impact of inflation and changing prices has not been material to our revenue or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment has minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products affect our ability to increase our gross profit margin.

Contractual Obligations

Our contractual obligations at March 31, 2009, were as follows (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$427,470	$45,876	$87,104	$79,119	$215,371
Senior notes and term loan	92,608	908	1,816	89,884	—
Interest payable on senior notes and term loan (1)	12,198	3,797	5,126	3,275	—

Total	$532,276	$50,581	$94,046	$172,278	$215,371

(1)	As of March 31, 2009, $50 million of the Term B Facility interest rate was hedged. This hedging agreement expires on October 25, 2009. The remaining $39.25 million of the term B facility’s interest rate is variable. Interest assumed above for the term B facility is the interest rate applicable at March 31, 2009.

The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2009 was approximately $4.8 million. We are unable to estimate the timing of these future payments under the plan.

We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal year 2024, require various minimum annual rentals, and contain certain options for renewal. Certain of these leases are with related parties, including one of our stockholders. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $40.1 million, $28.7 million and $24.9 million in fiscal 2009, 2008 and 2007, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.1 million, $0.2 million and $0.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

Off Balance Sheet Items

Other than operating leases, we do not have any off balance sheet arrangements. We finance some of our development programs through sale and leaseback transactions, which involve selling stores to third parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with U.S. GAAP. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section above. Additional information regarding our operating leases is available in “Business—Properties,” and Note 9, Leases, in the Notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of the fiscal year ending March 31, 2010 and will apply the standard prospectively to business combinations completed on or after that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Positions No. 157-1 (FSP No. 157-1) and No. 157-2 (FSP No. 157-2), which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On April 1, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Our adoption did not impact our consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 2, Fair Value Measurements in the Notes to our audited consolidated financial statements, included in this Annual Report on Form 10-K.

The deferral provided by FSP No. 157-2 applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment and on April 1, 2009, we adopted the provisions of SFAS No. 157 as it related to these nonfinancial assets and liabilities. We do not believe the adoption will have an impact our consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP No. 157-3 was effective for us in our third quarter of fiscal 2009. Its additional guidance was incorporated into the measurements of fair value of applicable financial assets disclosed in Note 2, Fair Value Measurements, and did not have a material impact on our consolidated financial position or results of operations.

Outlook

Continued economic uncertainty, volatile customer traffic patterns and challenging industry trends have made it difficult to project consumer demand. As such, we have prudently planned for soft consumer demand for fiscal year 2010, while continuing to focus on controllable forms of cash flow generation such as inventory control, working capital management and various cost savings initiatives to maximize operating efficiencies.

Based on projected net sales growth of 3% to 7% for fiscal year 2010, we would expect net income per diluted share to range between $0.85 to $1.00. This implies an expectation of a comparable store sales decline of 7% to 12% for fiscal 2010. However, due to difficult year-over-year comparisons during the first half of fiscal year 2010, the higher seasonal mix of appliance sales, a timing shift of the Easter holiday and the lapping of the 2008 stimulus checks, this guidance includes expectations that comparable stores sales for the first fiscal quarter will likely be below this range. We expect comparable store sales and earnings pressure to lessen as the year progresses.

Assumed in our estimates for fiscal 2010 is the opening of 16 to 18 new stores, with the majority of the new stores scheduled to be opened prior to the 2009 holiday selling season. Capital expenditures, net of sale and leaseback proceeds, are expected to range between $30 million and $35 million for the fiscal year. We are beginning to see an increase in the availability of quality store locations at lower lease rates in new and existing markets. This presents a significant opportunity for us to accelerate our store openings next year. We plan to prudently evaluate these opportunities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

Our short-term and long-term debt was comprised of a revolving credit facility, our Term B Facility and our senior notes.

Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of March 31, 2009, we had no cash borrowings under our revolving credit facility.

As of March 31, 2009, we had $89.3 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $50.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.4 million.

There is no interest rate risk associated with our senior notes as the interest rate is fixed at 9.0%.

ITEM 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HHGREGG, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on the Consolidated Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with U.S. GAAP and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The accompanying consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, which conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and include those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2)	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2009. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended March 31, 2009, also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ Jerry W. Throgmartin	/s/ Jeremy J. Aguilar
Jerry W. Throgmartin	Jeremy J. Aguilar
Chief Executive Officer	Interim Chief Financial Officer

(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

hhgregg, Inc.:

We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (“the Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2009. We also have audited the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, hhgregg, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Indianapolis, Indiana

June 2, 2009

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except average shares and per share data)
Net sales	$1,396,678	$1,256,666	$1,059,428
Cost of goods sold	961,570	867,733	730,696

Gross profit	435,108	388,933	328,732
Selling, general and administrative expenses	286,655	254,486	217,257
Net advertising expense	62,224	53,525	43,996
Depreciation and amortization expense	15,984	12,605	11,663
Asset impairment charges	602	—	1,997

Income from operations	69,643	68,317	53,819
Other expense (income):
Interest expense	7,103	10,706	17,464
Interest income	(15)	(88)	(243)
Loss related to early extinguishment of debt	—	21,930	1,403

Total other expense	7,088	32,548	18,624

Income before income taxes	62,555	35,769	35,195
Income tax expense	26,058	14,363	13,837

Net income	$36,497	$21,406	$21,358

Net income per share
Basic	$1.13	$0.69	$0.75
Diluted	$1.10	$0.67	$0.73
Weighted average shares outstanding-Basic	32,391,392	31,130,680	28,496,728
Weighted average shares outstanding-Diluted	33,063,511	32,188,984	29,400,378

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2009 and 2008

	2009	2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$21,496	$1,869
Accounts receivable—trade, less allowances of $219 and $450, respectively	5,319	8,121
Accounts receivable—other, less allowances of $0 and $35, respectively	9,038	14,263
Merchandise inventories, net	141,610	133,368
Prepaid expenses and other current assets	4,247	3,741
Deferred income taxes	4,421	2,129

Total current assets	186,131	163,491

Net property and equipment	83,555	77,794
Deferred financing costs, net	2,624	3,292
Deferred income taxes	77,564	85,012
Other assets	501	330

Total long-term assets	164,244	166,428

Total assets	$350,375	$329,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,265	$80,533
Current maturities of long-term debt	908	—
Customer deposits	15,234	18,039
Accrued liabilities	32,067	36,799

Total current liabilities	110,474	135,371

Long-term liabilities:
Long-term debt, excluding current maturities	91,700	92,608
Other long-term liabilities	23,048	20,266

Total long-term liabilities	114,748	112,874

Total liabilities	225,222	248,245

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 32,744,111 and 32,285,267 shares issued and outstanding, respectively	165,527	159,149
Accumulated other comprehensive loss	(747)	(1,292)
Accumulated deficit	(39,498)	(75,995)

	125,282	81,862
Note receivable for common stock	(129)	(188)

Total stockholders’ equity	125,153	81,674

Total liabilities and stockholders’ equity	$350,375	$329,919

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

Years Ended March 31, 2009, 2008 and 2007

(in thousands)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Note Receivable For Common Stock	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2006	$—	$113,809	$—	$(118,744)	$(219)	$(5,154)
Payments received on notes receivable for issuance of common stock	—	—	—	—	4	4
Stock compensation expense	—	190	—	—	—	190
Common stock repurchase	—	(90)	—	(15)	—	(105)
Net income	—	—	—	21,358	—	21,358

Balance at March 31, 2007	$—	$113,909	$—	$(97,401)	$(215)	$16,293

Comprehensive income:
Net income	—	—	—	21,406	—	21,406
Unrealized loss on hedge arrangement, net of tax benefit of $861	—	—	(1,292)	—	—	(1,292)

Total comprehensive income	—	—	(1,292)	21,406	—	20,114
Issuance of common stock	—	48,750	—	—	—	48,750
Transaction costs for stock issuance	—	(5,513)	—	—	—	(5,513)
Payments received on notes receivable for issuance of common stock	—	—	—	—	27	27
Exercise of stock options	—	297	—	—	—	297
Stock compensation expense	—	1,706	—	—	—	1,706

Balance at March 31, 2008	$—	$159,149	$(1,292)	$(75,995)	$(188)	$81,674

Comprehensive income:
Net income				36,497		36,497
Unrealized gain on hedge arrangement, net of tax expense of $364	—	—	545	—	—	545

Total comprehensive income	—	—	545	36,497	—	37,042
Payments received on notes receivable for issuance of common stock	—	—	—	—	59	59
Transaction costs for stock issuance	—	60	—	—	—	60
Exercise of stock options	—	3,117	—	—	—	3,117
Excess tax benefits from stock based compensation	—	525	—	—	—	525
Stock compensation expense	—	2,676	—	—	—	2,676

Balance at March 31, 2009	$—	$165,527	$(747)	$(39,498)	$(129)	$125,153

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$36,497	$21,406	$21,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,984	12,605	11,663
Amortization of deferred financing costs	668	843	1,507
Accretion of original issue discount	—	188	512
Stock-based compensation	2,676	1,706	190
Excess tax benefits from stock based compensation	(525)	—	—
Loss on sales of property and equipment	140	94	85
Loss on early extinguishment of debt	—	21,930	1,403
Deferred income taxes	4,791	1,185	10,617
Asset impairment charges	602	—	1,997
Changes in operating assets and liabilities:
Accounts receivable—trade	2,802	2,520	(3,282)
Accounts receivable—other	5,225	(104)	(2,429)
Merchandise inventories	(8,242)	(19,766)	(13,378)
Prepaid expenses and other assets	(677)	3,574	355
Accounts payable—third parties	—	—	(3,319)
Accounts payable—vendors	(15,486)	20,797	13,630
Customer deposits	(2,805)	1,081	2,046
Accrued liabilities	(5,451)	474	4,310
Other long-term liabilities	5,251	(894)	3,393

Net cash provided by operating activities	41,450	67,639	50,658

Cash flows from investing activities:
Purchases of property and equipment	(33,715)	(42,175)	(19,492)
Proceeds from sale leaseback transactions (proceeds from related party was $4.4 million in fiscal 2009)	14,413	4,402	6,433
Deposit on future sale leaseback transaction (applied) received	(1,815)	2,858	650
Acquisition of Builder Appliance Supply, Inc.	—	—	(2,871)
Proceeds from sales of property and equipment	81	85	245

Net cash used in investing activities	(21,036)	(34,830)	(15,035)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	48,750	—
Transaction costs for stock issuance	—	(5,513)	—
Proceeds from exercise of stock options	3,117	297	—
Excess tax benefits from stock based compensation	525	—	—
Net (decrease) increase in book overdrafts	(4,548)	(14,237)	7,401
Payment on notes payable	—	(750)	—
Payment of financing costs	—	(2,930)	—
Proceeds from issuance of term loan	—	100,000	—
Payment for early debt extinguishment	—	(158,082)	(43,726)
Other, net	119	27	(101)

Net cash used in financing activities	(787)	(32,438)	(36,426)

Net increase (decrease) in cash and cash equivalents	19,627	371	(803)
Cash and cash equivalents
Beginning of year	1,869	1,498	2,301

End of year	$21,496	$1,869	$1,498

Supplemental disclosure of cash flow information:
Interest paid	$8,002	$10,960	$16,221
Income taxes paid	21,775	17,171	97

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the Company or hhgregg) is a specialty retailer of consumer electronics, home appliances, mattresses and related services operating under the names hhgreggTM and Fine LinesTM. As of March 31, 2009, the Company had 110 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

(a)	Formation

hhgregg was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances Inc. (Gregg Appliances) contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances. On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 which were sold by certain selling stockholders.

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

The consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances. The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC which has no assets or operations.

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

(d)	Fiscal Year

The Company’s fiscal year is the twelve month period ended March 31.

(e)	Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. The amounts of cash equivalents at March 31, 2009 and 2008 were $18.0 million and $4.1 million, respectively, and the weighted-average interest rates were 0.3% and 2.7%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $0 and $4.6 million at March 31, 2009 and 2008, respectively, and are reflected as accounts payable in our consolidated balance sheets.

(f)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Activity for the allowance for doubtful accounts for the years ended March 31, 2009, 2008 and 2007, in thousands, was as follows:

	Allowance for Doubtful Accounts
	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2009	485	736	(1,002)	219
Year ended March 31, 2008	425	548	(488)	485
Year ended March 31, 2007	181	374	(130)	425

(g)	Merchandise Inventories

Inventory is valued at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves. The Company’s markdown reserve represents the excess of the carrying amount, typically average cost, over the amount it expects to realize from the ultimate sale or other disposal of the inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded markdowns or an increase in that newly established cost basis.

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2009, two vendors accounted for 20.8% and 14.3%, respectively, of merchandise purchases. For the year ended March 31, 2008, two vendors accounted for 18.0% and 15.4%, respectively, of merchandise purchases. For the year ended March 31, 2007, two vendors accounted for 13.0% and 8.9%, respectively, of merchandise purchases.

(h)	Property and Equipment

Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period under EITF 97-10, The Effect of Lessee Involvement in Asset Construction. At the end of the construction period, the Company will sell and lease the location back applying provisions of SFAS No. 98, Accounting for Leases. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations and the locations are accounted for as operating leases. In fiscal 2009, the Company executed seven sale and leaseback transactions netting $14.4 million in proceeds on the sales. In fiscal 2008 and 2007, the Company executed three sale and leaseback transactions each year, netting $4.4 million and $6.4 million in proceeds on the sale for fiscal 2008 and 2007, respectively.

Property and equipment consisted of the following at March 31, 2009 and 2008 (in thousands):

	2009	2008
Buildings	$2,635	$5,084
Machinery and equipment	12,357	9,528
Office furniture and equipment	68,798	59,148
Vehicles	5,826	5,869
Signs	7,525	5,705
Leasehold improvements	48,135	41,669
Construction in progress	14,273	13,405

	159,549	140,408
Less accumulated depreciation and amortization	(75,994)	(62,614)

Net property and equipment	$83,555	$77,794

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	20-40
Machinery and equipment	5-7
Office furniture and equipment	3-7
Vehicles	5
Signs	7
Leasehold improvements	5-20

Depreciation and amortization expense for the years ended March 31, 2009, 2008 and 2007 was $16.0 million, $12.6 million and $11.7 million, respectively.

(i)	Impairment of Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

When evaluating long-lived assets for potential impairment, the Company compares the carrying amount of the asset group to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset group, an impairment loss is calculated. The impairment loss calculation compares the carrying amount of the asset group to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). An impairment loss is recognized if the asset’s carrying amount exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

During the year ended March 31, 2009, a certain store’s profit contribution was significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with SFAS 144. The estimated undiscounted future cash flows generated by the store were less than it’s carrying amount therefore the carrying amount of the leasehold improvements related to this store were reduced to fair value. This resulted in a pre-tax charge of $0.6 million for the year ended March 31, 2009. There was no impairment loss required to be recognized during the years ended March 31, 2008 and 2007.

(j)	Deferred Financing Costs

Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s revolving credit facility, 9% Senior Notes, and Term B Facility as discussed in note 5. The Company recognized related amortization expense of deferred financing costs of $0.7 million, $0.8 million and $1.5 million for the years ended March 31, 2009, 2008 and 2007, respectively. As discussed in note 5, $4.5 million and $2.0 million of deferred financing costs were written off in fiscal 2008 and 2007, respectively, in connection with the Company’s early extinguishment of debt related to the 9% senior notes. In fiscal 2008, $0.3 million of deferred financing costs was written off in connection with the repayment of the 6% junior notes and $0.2 million of deferred financing costs was written off in connection with the $10 million prepayment on the Term B Facility.

(k)	Self-Insured Liabilities

The Company is self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. Third-party insurance coverage is maintained to limit exposure to these claims. However, the Company obtains third-party insurance coverage to limit their exposure to these claims. The following table provides the Company’s stop loss coverage for the fiscal years ended March 31, 2009, 2008 and 2007 (in thousands):

	Fiscal Year ended March 31,
	2009	2008	2007
Workers’ Compensation	$250	$250	$250
General Liability	$200	$200	$200
Motor Vehicles	$100	$100	$100
Medical Insurance	$150	$150	$150

When estimating self-insured liabilities, a number of factors are considered, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Quarterly, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of the self-insured liabilities.

(l)	Accrued Straight-Line Rent

Retail and distribution operations are conducted from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of the lease agreements generally range from 10 to 15 years. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index.

For leases that contain predetermined fixed escalations of the minimum rent, the related rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the initial lease term. Any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, are recorded in long-term liabilities. Cash or lease incentives received upon entering into certain store leases (tenant allowances) are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the initial lease term. The unamortized portion of tenant allowances is recorded as a part of deferred rent, in long-term liabilities. For leases that require contingent rents, management makes an estimate of the contingent rent annually and recognizes the related rent expense on a straight-line basis over the year.

At March 31, 2009 and 2008, deferred rent included in long-term liabilities in our consolidated balance sheets was $9.6 million and $7.5 million, respectively.

Transaction costs associated with the sale and leaseback of properties and any related gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. The Company does not have any retained or contingent interests in the properties, nor does the Company provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments. At March 31, 2009 and 2008 deferred gains of $5.8 million and $6.5 million, respectively, were recorded in other long term liabilities relating to sale and leaseback transactions.

(m)	Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company honors returns from customers within 10 days from the date of sale and provides allowances for returns based on historical experience. The Company recorded an allowance for sales returns in accrued liabilities of $0.3 million and $0.2 million at March 31, 2009 and 2008, respectively. The Company recognizes service revenue at the time the service is completed, the price is fixed or determinable, and collectibility is reasonably assured.

The Company only sells gift cards to its customers in its retail stores. The Company does not charge administrative fees on unused gift cards and the Company’s gift cards do not have an expiration date. Revenue is recognized from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.

For the years ended March 31, 2009, 2008 and 2007, the Company did not have sufficient historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings. In the future, if the Company determines that sufficient historical data exists and gift card breakage can be estimated, the Company will recognize such gift card breakage in earnings.

The Company sells premium service plans (PSPs) on appliance and electronic merchandise for periods ranging up to 10 years. For PSPs sold by the Company on behalf of a third party, the net commission revenue is recognized at the time of sale. The Company is not the primary obligor on PSPs sold on behalf of third parties. Funds received for PSPs in which the Company is the primary obligor are deferred and the incremental direct costs of selling the PSP are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the PSP are expensed as incurred.

The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2009, 2008 and 2007 (in thousands):

	2009	2008
Deferred revenue on extended service agreements:
Balance at beginning of year	$287	$145
Revenue deferred on new agreements	1,269	999
Revenue recognized	(1,231)	(857)

Balance at end of year	$325	$287

(n)	Cost of Goods Sold

Cost of goods sold is defined as the cost of gross inventory sold, including any handling charges, in-bound freight expenses and physical inventory losses, less the recognized portion of certain vendor allowances. Because the Company does not include costs related to its store distribution facilities in cost of goods sold, the Company’s gross profit may not be comparable to that of other retailers that include these costs in cost of goods sold and in the calculation of gross profit.

Shipping and handling costs and expenses of $59.1 million, $57.2 million, and $49.9 million for fiscal 2009, 2008 and 2007, respectively, were included in selling, general, and administrative expenses. Included in these costs were delivery expenses of $27.8 million, $28.3 million, and $24.5 million for the years ended March 31, 2009, 2008, and 2007, respectively.

(o)	Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages, rent, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, store opening costs, stock-based compensation and other general administrative expenses.

(p)	Vendor Allowances

The Company receives funds from its vendors for various programs including volume purchase rebates, marketing support, markdowns, margin protection, training and sales incentives. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an expense reduction when the cost is incurred. All other vendor allowances are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

(q)	Advertising Costs

Advertising costs are expensed as incurred, with the exception of television production costs which are expensed the first time the advertisement is aired. These amounts have been reduced by vendor allowances under cooperative advertising which totaled $22.9 million, $21.7 million, and $18.3 million for the years ended March 31, 2009, 2008, and 2007, respectively.

(r)	Store Opening Costs

Store opening costs, other than capital expenditures, are expensed as incurred and recorded in selling, general and administrative expenses.

(s)	Income Taxes

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

The Company is subject to U.S. federal and certain state and local income taxes. The Company’s income tax returns, like those of most companies, are periodically audited by federal and state tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with the Company’s various tax filing positions, the Company records a liability for more likely than not exposures. A number of years may elapse before a particular matter, for which the Company has established a liability, is audited and fully resolved or clarified. The Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

(t)	Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)) on April 1, 2006. This Statement requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value-based method. As the Company was considered a nonpublic entity at the date of adoption, as defined in SFAS 123(R), that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company was required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS 123R, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. Refer to note 7 for additional information regarding the Company’s stock-based compensation.

(u)	Derivative Instruments and Hedging Activities

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

(v)	Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(w)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of the fiscal year ending March 31, 2010 and will apply the standard prospectively to business combinations completed on or after that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Positions No. 157-1 (FSP No. 157-1) and No. 157-2 (FSP No. 157-2), which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On April 1, 2008, the Company adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP No. 157-2) with respect to its fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company’s adoption did not impact its consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included below in Note 2.

The deferral provided by FSP No. 157-2 applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment and on April 1, 2009, the Company adopted the provisions of SFAS No. 157 as it related to these nonfinancial assets and liabilities. We do not believe the adoption will have an impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP No. 157-3 was effective for the Company in its third quarter of fiscal 2009. Its additional guidance was incorporated into the measurements of fair value of applicable financial assets disclosed in Note 2, and did not have a material impact on its consolidated financial position or results of operations.

(x)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to shareholders’ equity. In addition to net income, comprehensive income for the year ended March 31, 2009 and 2008 include the changes in fair value of the Company’s interest rate swap, net of tax. For the year ended March 31, 2007, the Company had no items that represent other comprehensive income other than net income. Comprehensive income for the years ended March 31, 2009, 2008 and 2007, in thousands, is calculated as follows:

	2009	2008	2007
Net income, as reported	$36,497	$21,406	$21,358
Reclassification adjustment for loss (gain) reclassified into income, net of tax	807	(10)	—
Unrealized loss on hedge arrangement, net of tax	(262)	(1,282)	—

Comprehensive income	$37,042	$20,114	$21,358

(2)	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS No. 157 for such items and it does not currently anticipate that full adoption in fiscal 2010 will materially impact the Company’s results of operations or financial condition.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3), which was effective immediately. FSP FAS 157-3 clarifies the application of SFAS No. 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during fiscal 2009.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value March 31, 2009	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swap	$1,244	$—	$1,244	$—

The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

(3)	Derivative Instruments and Hedging Activities

During fiscal 2008, the Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its Term B Facility. The derivative instrument expires in October 2009.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the Company or the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

During the year ended March 31, 2009 and 2008 the hedge was effective and an unrealized gain (loss) of $0.5 million and $(1.3) million, net of income tax expense (benefit) of $0.4 million and $(0.9) million, respectively, was recorded in other comprehensive loss in the Company’s consolidated balance sheets. As the derivative instrument expires in October, 2009, the entire amount recorded in accumulated other comprehensive loss will be reclassed into earnings in fiscal 2010. There were no cash flow hedges discontinued during fiscal 2009 or 2008.

(4)	Inventories

Net inventories consisted of the following at March 31, 2009 and 2008 (in thousands):

	2009	2008
Appliances	$48,037	$45,518
Video	58,111	59,898
Other	35,462	27,952

	$141,610	$133,368

(5)	Debt

A summary of long-term debt at March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	$89,250	$89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	92,608	92,608
Less current maturities of long-term debt	908	—

Total long-term debt	$91,700	$92,608

Scheduled maturities of long-term debt at March 31, 2009, in thousands, are as follows:

2010	$908
2011	908
2012	908
2013	4,267
2014	85,617

$92,608

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Facility) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings fluctuate and are payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan at March 31, 2009 was 2.53%. The Company entered into an interest rate related derivative on $50 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at March 31, 2009 to 4.96%. See discussion at note 3.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 with a balloon payment at maturity. The Company recorded a loss of $0.2 million representing the write-off of associated debt issuance costs. Pursuant to the senior credit agreement, the prepayment was first applied to the first four scheduled principal installments of the loan and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans. In accordance with the Term B Facility, the next principal payment is due on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of March 31, 2009, no additional prepayment is required to be made.

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

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2009.

In connection with Gregg Appliances recapitalization on February 3, 2005, Gregg Appliances issued $165 million in unsecured 9% senior notes (senior notes). Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013. These notes are subordinate to the Term B Facility.

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

On February 3, 2005 the Company also issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes (junior notes) with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes were subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly was to be deferred until the payment in full of all of the senior debt. Unless there was a default or an event of default under any senior debt, interest on the junior subordinated debt was payable in arrears on February 1 and August 1. The junior notes had a maturity date of February 1, 2015. The original discount on the junior notes was accreted to interest expense. Accretion of the discount, which is included in interest expense in the accompanying consolidated statements of income, was $0.2 million for the year ended March 31, 2008 and approximately $0.5 million during each of the years ended March 31, 2007 and 2006.

During fiscal 2008, the 6% junior notes were repaid in full and the Company recorded a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.8 million.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (revolving credit facility) with a bank group for up to $100 million. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the revolving credit facility the annual commitment fee is  1 /4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The revolving credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability in certain circumstances more specifically described in the revolving credit facility the lender may require Gregg Appliances to deposit proceeds from the sale of inventory and other amounts into an account controlled by the lender. The revolving credit facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2009.

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

As of March 31, 2009 under the revolving credit facility, Gregg Appliances had no cash borrowings outstanding and $4.1 million of letters of credit outstanding which expire through December 31, 2009. As of March 31, 2009, the total borrowing availability under the revolving credit facility was $91.6 million. The interest rate based on the bank’s prime rate as of March 31, 2009 was 3.0%.

As of March 31, 2008, under the revolving credit facility, Gregg Appliances had no cash borrowings outstanding and $3.7 million of letters of credit outstanding which expire through December 31, 2008. As of March 31, 2008, the total borrowing availability under the revolving credit facility was $86.2 million. The interest rate based on the bank’s prime rate as of March 31, 2008 was 5.0%.

(6)	Income Taxes

Income tax expense for the years ended March 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$17,157	$10,710	$2,510
State	4,110	2,468	710

Total current	21,267	13,178	3,220

Deferred:
Federal	3,984	989	8,917
State	807	196	1,700

Total deferred	4,791	1,185	10,617

Total expense	$26,058	$14,363	$13,837

Deferred income taxes at March 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Deferred tax assets:
Goodwill for tax purposes	$71,944	$79,704
Accrued expenses	5,512	3,916
Long-term deferred compensation	1,912	1,559
Inventories	1,301	383
Stock-compensation expense	1,626	587
Unrealized loss on hedge arrangement	495	861
Other	768	410
Credit carryforwards	300	613

Total deferred tax assets	83,858	88,033

Deferred tax liabilities:
Property and equipment	1,109	113
Other	764	779

Total deferred tax liabilities	1,873	892

Net deferred tax assets	$81,985	$87,141

At March 31, 2009, the Company had no net operating loss carryforwards for federal or state income tax purposes.

At March 31, 2009 and 2008, the Company had no liability for unrecognized tax benefits.

The Company recognizes interest and penalties in income tax expense in its consolidated income statements. At March 31, 2009 and 2008, the Company had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2005.

The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2009	2008	2007
Computed “expected” tax expense	$21,894	$12,519	$12,318
State income tax expense, net of federal income tax benefit	3,568	1,663	1,849
Other	596	181	(330)

	$26,058	$14,363	$13,837

(7)	Stock-based Compensation

Common Stock

On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders. Additionally, as part of the initial public offering,

28,491,600 shares of Gregg Appliances, Inc. were converted into shares of hhgregg, Inc. As of March 31, 2009, there were 32,744,111 basic shares outstanding.

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

During the years ended March 31, 2009 and 2008, the Company granted options for 599,000 and 633,000 shares of common stock respectively under the Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The option exercise price is equal to the fair market value of a share of common stock on the date of the grant of the option.

The weighted-average estimated value of options granted to employees and directors under the Equity Incentive Plan was $5.24 and $4.71 during the twelve months ended March 31, 2009 and March 31, 2008, respectively, using the Black-Scholes model with the following weighted average assumptions:

	March 31, 2009	March 31, 2008
Risk-free interest rate	3.4%	5.0%
Dividend yield	—	—
Expected volatility	46.68%	33.50%
Expected life of the options (years)	4.5	4.5

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

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $2.49 during the year ended March 31, 2007, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	4.8%
Dividend yield	—
Expected volatility	40.88%
Expected life of the options (years)	4.5

Activity under the stock option plans is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2008	4,568,001	$7.65
Granted	599,000	12.25
Exercised	(458,844)	6.79
Canceled or forfeited	(158,997)	11.23

Outstanding at March 31, 2009	4,549,160	$8.21	4.00	$27,009
Vested or expected to vest at March 31, 2009	4,498,543	8.17	3.98	26,902
Exercisable at March 31, 2009	3,497,527	$7.17	3.50	$24,399

The weighted-average grant-date fair value of stock options granted during the years ended March 31, 2009, 2008 and 2007 was $5.24, $4.71, and $6.15, respectively.

The following table summarizes the vesting activity under the stock option plans:

Nonvested shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	2,109,627	$2.58
Granted during fiscal 2009	599,000	5.24
Vested during fiscal 2009	(1,507,331)	1.28
Canceled during fiscal 2009	(149,663)	4.45

Nonvested at March 31, 2009	1,051,633	$5.18

During fiscal 2009, 2008 and fiscal 2007, $2.7 million ($1.6 million net of tax), $1.7 million ($1.0 million net of tax) and $0.2 million ($0.1 million, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended March 31, 2009 and 2008 was $1.6 million and $0.2 million, respectively. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2009 was $3.6 million and is expected to be recognized over a weighted average period of 1.7 years. Net cash proceeds from the exercise of stock options were $3.1 million, $0.3 million and $0 in fiscal 2009, 2008 and 2007, respectively. The total grant date fair value of stock options vested during the years ended March 31, 2009, 2008 and 2007 was $1.9 million, $1.0 million and $0.0 million, respectively.

(8)	Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is calculated based on the weighted-

average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the years ended March 31, 2009, 2008 and 2007 (in thousands, except share and per share amounts):

	2009	2008	2007
Net income, as reported (A)	$36,497	$21,406	$21,358
Weighted average outstanding shares of common stock (B)	32,391,392	31,130,680	28,496,728
Dilutive effect of employee stock options	672,119	1,058,304	903,650

Common stock and common stock equivalents (C)	33,063,511	32,188,984	29,400,378
Net income per share:
Basic (A/B)	$1.13	$0.69	$0.75
Diluted (A/C)	$1.10	$0.67	$0.73

Antidilutive shares not included in the diluted per share calculation for the years ended March 31, 2009, 2008 and 2007 were 1,969,833, 623,000 and 478,000, respectively.

(9)	Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended March 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Minimum rentals	37,305	25,808	21,639
Minimum rentals with related parties	5,381	5,088	5,136
Contingent rentals	81	153	84

Total rent expense	42,767	31,049	26,859

Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2009 (in thousands):

Rental Payments
Payable in fiscal year:
2010	$45,876
2011	45,111
2012	41,993
2013	40,384
2014	38,734
Thereafter	215,372

Total required payments	$427,470

(10)	Related Party Transactions

During fiscal 2009, the Company performed a sale leaseback transaction for a single store location with the Chairman and Chief Executive Officer of the Company and members of his immediate family. The Company received $4.4 million for the location and is leasing it back for terms that are no less favorable than the Company’s other leases. See note 9.

In addition, the Company has a consulting agreement with a member of the Chairman and Chief Executive Officer of the Company’s immediate family. Payments on the agreement were not material for the years ended March 31, 2009, 2008 and 2007. The agreement extends through February 3, 2010.

The Company also has several leases with the Chairman and Chief Executive Officer of the Company and members of his immediate family for their headquarters and certain stores. The leases are “arm’s length,” such that the terms are no less favorable than the Company’s other leases. See note 9.

(11)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of the fair value of financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Term B Facility is carried at fair value as the interest rate is market based. The Company’s senior notes, based on quoted market values, have aggregate fair values of $3.4 million and $3.4 million at March 31, 2009 and 2008, respectively.

(12)	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan covering all employees who have attained the age of 21 and have worked at least 1,000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution of up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.5 million, $0.3 million, and $0.5 million for the years ended March 31, 2009, 2008, and 2007, respectively.

The Company has an unfunded, non-qualified deferred compensation plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded approximately $0.9 million, $0.9 million, and $0.8 million in expenses related to this plan for the years ended March 31, 2009, 2008, and 2007, respectively. Amount accrued in other long-term liabilities at March 31, 2009 and 2008 were as follows:

	2009	2008
Beginning Accrual	$3,897	$3,050
Annual Benefit Accrual	855	764
Credited annual interest	163	138
Plan Forfeitures	(111)	(55)

Ending Accrual	$4,804	$3,897

(13)	Legal Proceedings

The Company is engaged in various legal proceedings in the ordinary course of business and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements is not likely to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(14)	Acquisition

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

A significant decline in the outlook for new home building in the Columbus, OH market, as well as unforeseen integration issues, caused operating profit and cash flows for BAS to be lower than expected in the fourth quarter of fiscal 2007. Based on the adverse change in the market outlook, the Company did not expect that BAS would be profitable or would generate positive cash flow subsequent to fiscal 2007. Consequently, the Company determined that the fair value of the goodwill related to BAS was zero and wrote off the entire goodwill balance of approximately $2 million as of March 31, 2007.

(15)	Interim Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2009 and 2008 (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements.

	For the Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$295,415	320,302	416,106	364,855
Cost of goods sold	204,961	221,791	285,652	249,166

Gross profit	90,454	98,511	130,454	115,689
Selling, general and administrative expenses	66,660	69,598	77,998	72,399
Net advertising expense	14,598	17,003	17,904	12,719
Depreciation and amortization expense	3,872	4,224	3,953	3,935
Asset impairment charge	—	—	—	602

Income from operations	5,324	7,686	30,599	26,034
Other expense (income):
Interest expense	1,804	1,997	1,924	1,378
Interest income	(4)	(3)	(2)	(6)

Total other expense	1,800	1,994	1,922	1,372

Income before income taxes	3,524	5,692	28,677	24,662
Income tax expense	1,420	2,294	11,557	10,787

Net income	$2,104	$3,398	$17,120	$13,875

Net income per share
Basic	$0.07	$0.11	$0.53	$0.43
Diluted	$0.06	$0.10	$0.52	$0.42

	For the Year Ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$254,159	$287,897	$390,416	$324,194
Cost of goods sold	174,801	199,317	271,523	222,092

Gross profit	79,358	88,580	118,893	102,102
Selling, general and administrative expenses	56,405	61,001	70,761	66,319
Net advertising expense	11,057	12,539	16,909	13,020
Depreciation and amortization expense	2,828	3,054	3,287	3,436

Income from operations	9,068	11,986	27,936	19,327
Other expense (income):
Interest expense	3,612	2,540	2,582	1,972
Interest income	(5)	(34)	(6)	(43)
Loss related to early extinguishment of debt	608	21,087	—	235

Total other expense	4,215	23,593	2,576	2,164

Income (loss) before income taxes	4,853	(11,607)	25,360	17,163
Income tax expense (benefit)	1,980	(4,715)	10,258	6,840

Net income (loss)	$2,873	$(6,892)	$15,102	$10,323

Net Income (loss) per share
Basic	$0.10	$(0.22)	$0.47	$0.32
Diluted	$0.10	$(0.22)	$0.45	$0.31

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Report on Independent Registered Public Accounting Firm

The report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information set forth in the sections entitled “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “Corporate Governance Matters and Committees of the Board,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009 (the “2009 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

See information set forth under the caption “Executive Compensation” in the 2009 Proxy Statement which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information provided under the captions “Director Independence,” “Election of Directors” and “Certain Relationships and Related Party Transactions” in the 2009 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

See the information provided under the caption “Ratification of Appointment of our Independent Registered Public Accountants” in the 2009 Proxy Statement, which is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements of hhgregg, Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a)(2)	Financial Statements and Schedules

Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

(a)(3)    Exhibits

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated October 19, 2004, among Gregg Appliances, Inc. (Gregg Appliances), Gregg Investment Corporation, LLC (GIC), GIC Corporation (Merger Sub) and Jerry W. Throgmartin (on his own behalf and as trustee for the Jerry W. Throgmartin Charitable Trust and the Jerry W. Throgmartin Irrevocable Trust for the benefit of Christy and Nicky Throgmartin), Gregg William Throgmartin, Kelli Throgmartin Ball, Sandra M. Throgmartin, Janice K. Malone, Monica L. Adams, William G. Throgmartin and Dennis L. May (the Sellers).

2.2(1)	First Amendment to the Agreement and Plan of Merger, dated January 13, 2005, among Gregg Appliances, GIC, Merger Sub and the Sellers.

2.3(1)	Second Amendment to the Agreement and Plan of Merger, dated January 31, 2005, among Gregg Appliances, GIC, Merger Sub and the Sellers.

2.4(1)	Incorporation and Exchange Agreement, dated April 12, 2007, by and among Gregg Appliances, GIC, the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust (the Throgmartin Trust), Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May, FS Equity Partners V, L.P. (FSEP V), FS Affiliates V, L.P. (FSA V), California State Teachers’ System (CalSTRS), A.S.F. Co-Investment Partners II, L.P. ASF) and the Company.

3.1(1)	Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

4.1(2)	Specimen stock certificate for shares of common stock of the Company.

4.2(1)	Indenture, dated February 3, 2005, among Gregg Appliances, HHG Distributing, LLC (the “Guarantor”) and Wells Fargo Bank, National Association (the “Trustee”).

Exhibit Number	Description of Document

4.3(1)	Registration Rights Agreement, dated April 12, 2007, by and among FSEP V, FSA V, CalSTRS, ASF, the Throgmartin Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May and the Company.

10.1(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Jerry W. Throgmartin.

10.2(1)	Amendment No. 1 to Employment Agreement, dated April 12, 2007, between Gregg Appliances and Jerry W. Throgmartin.

10.3(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Dennis L. May.

10.4(1)	Compensation Agreement, dated September 7, 2004, between Gregg Appliances and John S. Hickey.

10.5(1)	Gregg Appliances Nonqualified Deferred Compensation Plan, dated April 1, 2000.

10.6(1)	Amendment No. 1 to Gregg Appliances Nonqualified Deferred Compensation Plan, dated December 26, 2004.

10.7(1)	Non-Standardized Adoption Agreement of Gregg Appliances, dated January 29, 2005.

10.8(1)	Form of 6% Junior Subordinated Note.

10.9(1)	Loan and Security Agreement, dated February 3, 2005 (the “Loan and Security Agreement”), among Gregg Appliances, the Guarantor, the lenders party thereto, Congress Financial Corporation (Central) (Congress), Wachovia Capital Markets, LLC and Wachovia Bank National Association.

10.10(1)	Amendment No. 1 to Loan and Security Agreement, dated February 3, 2005.

10.11(1)	Amendment No. 2 to Loan and Security Agreement, dated January 17, 2007.

10.12(1)	Pledge and Security Agreement, dated February 3, 2005, executed by Gregg Appliances in favor of Congress.

10.13(1)	Trademark Collateral Assignment and Security Agreement, dated February 3, 2005 between Gregg Appliances and Congress.

10.14(1)	Collateral Assignment of Merger Agreement, dated February 3, 2005 executed by Gregg Appliances in favor of Congress.

10.15(1)	Guarantee, dated February 3, 2005 executed by the Guarantor in favor of Congress.

10.16(1)	Subsidiary Guarantee of the Guarantor, dated February 3, 2005.

Exhibit Number	Description of Document

10.17(1)	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.18(1)	Amendment No. 1 to 2005 Stock Option Plan, dated April 12, 2007.

10.19(1)	hhgregg, Inc. Equity Incentive Plan.

10.20(1)	Consulting Agreement, dated February 3, 2005, between W. Gerald Throgmartin and Gregg Appliances.

10.21(1)	Severance Agreement, dated October 25, 2005, between Gregg Appliances and Donald J. B. Van der Wiel.

10.22(3)	Supplemental Indenture, dated as of July 10, 2007, to the Indenture dated as of February 3, 2005 by and among Gregg Appliances, the Guarantor and the Trustee.

10.23(3)	Credit Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Lenders referred to therein, and Wachovia Bank National Association, as Administrative Agent.

10.24(3)	Amended and Restated Loan and Security Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Guarantor, Wachovia Capital Finance Corporation (Central), as administrative agent and collateral agent, Wachovia Capital Markets LLC, as sole lead arranger and bookrunner, Wachovia Bank, National Association, as syndication agent, and the Lenders from time to time party thereto.

10.25(3)	Collateral Agreement, dated as of July 25, 2007, by and among Gregg Appliances, and certain of its subsidiaries as grantors, in favor of Wachovia Bank, National Association, as administrative agent.

10.26(4)	Form of Indemnity Agreement.

10.27(4)	Form of hhgregg, Inc. Equity Incentive Plan Option Award.

10.28(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Donald J.B. Van der Wiel

10.29(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael D. Stout

10.30(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Stephen R. Nelson

10.31(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Charles B. Young

10.32(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Gregg W. Throgmartin

Exhibit Number	Description of Document

10.33(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Jeffrey J. McClintic

10.34(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael G. Larimer

10.35(5)	Amendment No. 2 to Employment Agreement dated December 29, 2008 between Gregg Appliances and Jerry W. Throgmartin

10.36(5)	Amendment No. 1 to the Employment Agreement dated December 30, 2008 between Gregg Appliances and Dennis L. May.

14.1(1)	Finance Code of Ethics

21.1(1)	List of our Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.

(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K file with the SEC on June 3, 2008.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Jerry W. Throgmartin
Jerry W. Throgmartin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar Principal Financial and Accounting Officer

Dated: June 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry W. Throgmartin Jerry W. Throgmartin	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2009

/s/ Jeremy J. Aguilar Jeremy J. Aguilar	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	June 2, 2009

/s/ Dennis L. May Dennis L. May	President and Chief Operating Officer and Director	June 2, 2009

/s/ Lawrence P. Castellani Lawrence P. Castellani	Director	June 2, 2009

/s/ Benjamin D. Geiger Benjamin D. Geiger	Director	June 2, 2009

/s/ John M. Roth John M. Roth	Director	June 2, 2009

Signature	Title	Date

/s/ Charles P. Rullman Charles P. Rullman	Director	June 2, 2009

/s/ Michael L. Smith Michael L. Smith	Director	June 2, 2009

/s/ Peter M. Starrett Peter M. Starrett	Director	June 2, 2009

/s/ Darell E. Zink Darell E. Zink	Director	June 2, 2009