Form 10-Q
period 2009-06-30
hhgregg, Inc.
filed 2009-08-07
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of July 31, 2009 was 37,218,137.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended June 30, 2009

Part I:	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands, except share and per share data)
Net sales	$284,390	$295,415
Cost of goods sold	199,715	204,961

Gross profit	84,675	90,454
Selling, general and administrative expenses	65,140	66,660
Net advertising expense	11,803	14,598
Depreciation and amortization expense	3,968	3,872

Income from operations	3,764	5,324
Other expense (income):
Interest expense	1,318	1,804
Interest income	(6)	(4)

Total other expense	1,312	1,800

Income before income taxes	2,452	3,524
Income tax expense	983	1,420

Net income	$1,469	$2,104

Net income per share
Basic	$0.04	$0.07
Diluted	$0.04	$0.06
Weighted average shares outstanding-Basic	32,818,991	32,301,019
Weighted average shares outstanding-Diluted	34,061,817	33,249,662

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	March 31, 2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$9,495	$21,496
Accounts receivable—trade, less allowances of $304 and $219, respectively	6,478	5,319
Accounts receivable—other, less allowances of $0 and $0, respectively	10,495	9,038
Merchandise inventories, net	160,456	141,610
Prepaid expenses and other current assets	8,141	4,247
Deferred income taxes	5,238	4,421

Total current assets	200,303	186,131

Net property and equipment	87,918	83,555
Deferred financing costs, net	2,457	2,624
Deferred income taxes	75,548	77,564
Other assets	551	501

Total long-term assets	166,474	164,244

Total assets	$366,777	$350,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,382	$62,265
Current maturities of long-term debt	908	908
Customer deposits	15,318	15,234
Accrued liabilities	30,320	32,067

Total current liabilities	117,928	110,474

Long-term liabilities:
Long-term debt, excluding current maturities	91,473	91,700
Other long-term liabilities	26,124	23,048

Total long-term liabilities	117,597	114,748

Total liabilities	235,525	225,222

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009 and March 31, 2009, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 33,163,870 and 32,744,111 shares issued and outstanding as of June 30, 2009 and March 31, 2009, respectively	3	3
Additional paid-in capital	170,171	165,524
Accumulated other comprehensive loss	(794)	(747)
Accumulated deficit	(38,029)	(39,498)

	131,351	125,282
Note receivable for common stock	(99)	(129)

Total stockholders’ equity	131,252	125,153

Total liabilities and stockholders’ equity	$366,777	$350,375

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$1,469	$2,104
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,968	3,872
Amortization of deferred financing costs	167	167
Stock-based compensation	779	467
Excess tax benefits from stock based compensation	(1,469)	(110)
(Gain) loss on sales of property and equipment	(42)	67
Deferred income taxes	1,189	(637)
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,159)	(1,237)
Accounts receivable—other	577	1,240
Merchandise inventories	(18,846)	(36,123)
Prepaid expenses and other assets	(3,944)	1,001
Accounts payable	7,609	(12,840)
Customer deposits	84	447
Accrued liabilities	251	(5,212)
Other long-term liabilities	(2,120)	(909)

Net cash used in operating activities	(11,487)	(47,703)

Cash flows from investing activities:
Purchases of property and equipment	(6,849)	(8,079)
Proceeds from sale leaseback transactions	—	4,133
Deposit on future sale leaseback transaction received	2,643	—
Proceeds from sales of property and equipment	21	42

Net cash used in investing activities	(4,185)	(3,904)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,399	296
Excess tax benefits from stock based compensation	1,469	110
Net increase in bank overdrafts	—	6,390
Net borrowings on line of credit	—	44,969
Payment on notes payable	(227)	—
Other, net	30	28

Net cash provided by financing activities	3,671	51,793

Net (decrease) increase in cash and cash equivalents	(12,001)	186
Cash and cash equivalents
Beginning of period	21,496	1,869

End of period	$9,495	$2,055

Supplemental disclosure of cash flow information:
Interest paid	$1,143	$1,729
Income taxes paid	$2,163	$2,051
Capital expenditures included in accounts payable	$3,274	$1,887

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related products and services operating under the name hhgreggTM. As of June 30, 2009, the Company had 111 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg, Inc. and the notes thereto for the fiscal year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 2, 2009. The unaudited condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of sales and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of hhgregg, Inc. and its wholly-owned subsidiary, Gregg Appliances, Inc. (“Gregg Appliances”). The unaudited condensed consolidated financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG”) which has no assets or operations.

Property and Equipment

The Company sold two locations in the three months ended June 30, 2008. The Company leased the buildings back applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases”. Net proceeds from the transactions were $4.1 million. The Company does not have any continuing ownership interest with the sale leaseback locations and the leases are accounted for as operating leases.

(2)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. See discussion of subsequent events at Note 12.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009 and were effective for the Company for the first quarter of fiscal 2010. The adoption of these FSPs did not have any impact on the Company’s consolidated financial position or results of operations.

(3)	Fair Value Measurements

The Company adopted FSP No. 157-2, “Effective Date of FASB Statement No. 157” on April 1, 2009. This adoption did not impact the Company’s results of operation or financial condition.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2009 according to the valuation techniques the Company used to determine their fair values.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value June 30, 2009	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swaps	$1,323	$—	$1,323	$—

The fair value of the Company’s interest rate swaps were determined based on LIBOR yield curves at the reporting date.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the three months ended June 30, 2009, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

(4)	Derivative Instruments

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive loss to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported currently in earnings.

Cash Flow Hedges

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged. The Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its senior credit agreement (the Term B Facility) during fiscal 2008. This derivative instrument expires in October 2009. During the three months ended June 30, 2009, the Company entered into another derivative instrument to manage its exposure on $75 million of its Term B Facility. This derivative instrument becomes effective in October 2009 and expires in October 2011.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

Summary of Derivative Balances

The following table presents the gross fair values of derivative instruments and the corresponding classification in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2009 (in thousands):

	Liabilities
Contract Type	Balance Sheet Classification	Fair Value
Cash flow hedges	Accrued Liabilities	$(757)
	Other Long-term Liabilities	(566)

For the three months ended June 30, 2009, $0.2 million was recorded into interest expense for recognized losses on the cash flow hedge. There were no cash flow hedges discontinued in the three months ended June 30, 2009 and 2008.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. To date, all counterparties have performed in accordance with their contractual obligations.

(5)	Properties and Equipment

Property and equipment consisted of the following at June 30, 2009 and March 31, 2009 (in thousands):

	June 30, 2009	March 31, 2009
Buildings	$3,984	$2,635
Machinery and equipment	12,592	12,357
Office furniture and equipment	70,980	68,798
Vehicles	5,541	5,826
Signs	7,661	7,525
Leasehold improvements	49,016	48,135
Construction in progress	17,566	14,273

	167,340	159,549
Less accumulated depreciation and amortization	(79,422)	(75,994)

Net property and equipment	$87,918	$83,555

(6)	Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings per Share. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income (A)	$1,469	$2,104
Weighted average outstanding shares of common stock (B)	32,818,991	32,301,019
Dilutive effect of employee stock options	1,242,826	948,643

Common stock and common stock equivalents (C)	34,061,817	33,249,662
Net income per share:
Basic (A/B)	$0.04	$0.07
Diluted (A/C)	$0.04	$0.06

Antidilutive shares not included in the net income per diluted share calculation for the three months ended June 30, 2009 and 2008 were 657,000 and 1,232,000, respectively.

(7)	Inventories

Net inventories consisted of the following at June 30, 2009 and March 31, 2009 (in thousands):

	June 30, 2009	March 31, 2009
Appliances	$48,261	$48,037
Video	75,233	58,111
Other	36,962	35,462

	$160,456	$141,610

(8)	Debt

A summary of debt at June 30, 2009 and March 31, 2009 is as follows (in thousands):

	June 30, 2009	March 31, 2009
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	$89,023	$89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	92,381	92,608
Less current maturities of long-term debt	908	908

Total long-term debt	$91,473	$91,700

As of June 30, 2009 and March 31, 2009, under the revolving credit facility, the Company did not have any cash borrowings outstanding and had $4.1 million of letters of credit outstanding, which expire through December 31, 2009. As of June 30, 2009 and March 31, 2009, the total borrowing availability under the revolving credit facility was $95.9 million and $91.6 million, respectively. The interest rate based on the bank’s prime rate as of June 30, 2009 and March 31, 2009 was 3.0%.

(9)	Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2009	4,549,160	$8.21
Granted	657,000	14.67
Exercised	(419,759)	5.71
Canceled	—	—

Outstanding at June 30, 2009	4,786,401	$9.32

During the three months ended June 30, 2009, the Company granted options for 657,000 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $6.56 during the three months ended June 30, 2009, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	2.67%
Dividend yield	—
Expected volatility	51.00%
Expected life of the options (years)	4.5
Forfeitures	2.0%

(10)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three months ended June 30, 2009 and 2008 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the three months ended June 30, 2009 and 2008, in thousands, is calculated as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income, as reported	$1,469	$2,104
Reclassification adjustment for loss reclassified into income, net of tax	155	6
Unrealized (loss) gain on hedge arrangements, net of tax	(202)	512

Comprehensive income	$1,422	$2,622

(11)	Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), amends Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, to require disclosure about fair value of financial instruments whenever the Company issues summarized financial information for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 require disclosure of the fair value of financial assets and liabilities for which it is practicable to estimate, whether recognized or not recognized in the unaudited condensed consolidated statements of income.

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Term B Facility is carried at fair value as the interest rate is market based. The Company’s senior notes, based on quoted market values, have aggregate fair values of $3.4 million at June 30, 2009 and March 31, 2009, respectively. The interest rate swaps are recorded at fair value on the unaudited condensed balance sheet as disclosed in Note 4.

(12)	Subsequent Events

The following subsequent events have been evaluated through August 7, 2009, the date the financial statements were available to be issued.

On July 24, 2009, hhgregg consummated an underwritten public offering of 4,025,000 shares of its common stock under a $200 million shelf-registration statement declared effective by the Securities and Exchange Commission on July 14, 2009 which resulted in proceeds, net of underwriting fees, to the Company of approximately $62.6 million.

On July 19, 2009, hhgregg entered into a stock subscription agreement with investment funds affiliated with Freeman Spogli & Co. for the purchase from the Company of an aggregate of 1,000,000 shares of its common stock at a purchase price per share equal to the purchase price per share paid by the public in the public offering. The private placement was consummated on August 4, 2009 and resulted in proceeds, net of underwriting fees, to the Company of approximately $16.0 million.

On July 15, 2009, Gregg Appliances entered into a commitment letter to increase its maximum borrowing availability under its Amended and Restated Loan and Security Agreement from $100 million to $125 million.

hhgregg filed a universal shelf registration statement which was declared effective on July 14, 2009, registering $200 million principal amount of its securities which may be sold by hhgregg under such registration statement at any time. Each of Gregg Appliances and HHG were additional registrants to the shelf registration statement because each may guaranty any debt securities that are issued by hhgregg under the shelf registration statement. Gregg Appliances and HHG are exempt from Exchange Act reporting pursuant to Rule 12h-5 under the Exchange Act as: (i) hhgregg has not independent assets or operations; (ii) any guarantees of the subsidiary guarantors of debt securities issued under the self registration statement are full and unconditional and joint and several: and (iii) there are no subsidiaries of hhgregg other than Gregg Appliances and HHG. Gregg Appliances is party to a senior credit agreement with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. The senior credit agreement contains restrictions on the payment of dividends and other transfers of assets to hhgregg. See the discussion of the senior credit agreement at Note 8.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•	Overview

•	Critical Accounting Polices

•	Results of Operations

•	Liquidity and Capital Resources

•	Recently Issued Accounting Standards

Our MD&A should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended March 31, 2009, included in our latest Annual Report on Form 10-K, as filed with the SEC on June 2, 2009, as well as our subsequent reports on Form 8-K and other publicly available information.

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related products and services operating under the name hhgreggTM. As of June 30, 2009, we operated 111 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we”, “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances.

hhgregg, Inc. was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg.

Transfers or exchanges of assets or equity instruments between enterprises under common control are not business combinations. Therefore, the formation transaction of hhgregg was recorded at the carrying amount of Gregg Appliances, the transferring enterprise, and not at fair value.

This overview section is divided into four sub-sections discussing our operating strategy and performance, store development strategy, business strategy and core philosophies and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 83% and 87% of our net sales mix for the three months ended June 30, 2009 and 2008, respectively.

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

During the past 12 months, we opened a net total of 14 new stores of which 10 were opened in new markets, including Jacksonville, Florida and Orlando, Florida. In July 2009, we announced our intention to open between 20 and 22 new stores during fiscal 2010 and to accelerate our growth strategy by opening between 40 to 45 new stores during fiscal 2011. These store openings will include the launch of multiple stores in the Tampa, Florida; Richmond, Virginia; and Memphis, Tennessee markets in fiscal 2010 and the opening of new stores in the Mid-Atlantic region, including the Philadelphia, Baltimore and Washington D.C. metropolitan markets in fiscal 2011. We have begun to identify sites for store openings in fiscal 2011 with 18 locations approved thus far. We plan to open an additional central distribution center at the end of fiscal 2010 and a regional distribution center in fiscal 2011 to support our Mid-Atlantic store growth.

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

According to the Consumer Electronics Associations, or the CEA, the consumer electronics industry will see shipment revenues fall 7.7% this calendar year, the first decline since 2001. Even with this decline, the consumer electronics industry continues to hold up favorably compared to other industries and consumer electronics spending as a percentage of durable goods is as high as it has been in 50 years. Digital displays, Blu-ray players and notebook computers are categories that are expected to have growth in sales in calendar 2009, according to the CEA.

In the past, certain product innovations in certain consumer electronic product categories such as notebook computers, camcorders and audio products, have not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins. As certain of our products become commodities, we focus on selling the next generation of these affected products, carefully managing the depth and breadth of commoditized products that we offer and introducing all-together new product lines that are complementary to our existing product mix.

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

Conversely, retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. As the recent demand in the housing market has been relatively low, our appliance sales traffic has suffered significantly. The Association of Home Appliance Manufacturers reported that shipments of major appliances fell 22.5% for the three months ended June 30, 2009. Management does not expect this trend in appliance traffic to substantially improve until the housing market begins to turn positive.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2009 in our latest Annual Report on Form 10-K filed with the SEC on June 2, 2009. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2009.

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended
(unaudited)	June 30, 2009	June 30, 2008
Net sales	$284,390	$295,415
Net sales % (decrease) increase	(3.7)%	16.2%
Comparable store sales % decrease (1)	(14.7)%	(2.6)%
Gross profit as % of net sales	29.8%	30.6%
SG&A as % of net sales	22.9%	22.6%
Net advertising expense as a % of net sales	4.2%	4.9%
Depreciation and amortization expense as a % of net sales	1.4%	1.3%
Income from operations as a % of net sales	1.3%	1.8%
Net interest expense as a % of net sales	0.5%	0.6%
Net income	$1,469	$2,104
Net income per diluted share	$0.04	$0.06
Number of stores open at the end of period	111	97

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $1.5 million, or $0.04 per diluted share, for the three months ended June 30, 2009, compared with net income of $2.1 million, or $0.06 per diluted share, for the three months ended June 30, 2008. The $0.6 million reduction of net income for the current period is partially due to a comparable store sales decrease of 14.7%, an 85 basis point decrease in gross profit and a 34 basis point increase in SG&A expenses, compared to the prior year period, partially offset by a 79 basis point decrease in advertising expense and a 15 basis point decrease in interest expense.

Net sales for the three months ended June 30, 2009 decreased 3.7% to $284.4 million over net sales for the comparable prior year period of $295.4 million. This decrease in sales was primarily attributable to a decrease of 14.7% in comparable store sales, partially offset by the net addition of 14 stores during the past 12 months.

Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2009 and 2008 were as follows:

	Net Sales Mix Summary		Comparable Store Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Video	42%	43%	(17.0)%	5.5%
Appliances	41%	44%	(17.5)%	(9.7)%
Other (1)	17%	13%	1.4%	(0.5)%

Total	100%	100%	(14.7)%	(2.6)%

(1)	Primarily consists of audio, furniture and accessories, mattresses, notebook computers and personal electronics.

Our 14.7% comparable store sales decrease for the three months ended June 30, 2009 reflected weakness in demand for both the appliances and video product categories. The appliance decrease is primarily due to double-digit comparable store unit sales declines of most major appliance products. Three door refrigeration and certain high efficiency laundry products experienced modest comparable store unit increases and contributed to higher average selling prices for the appliances category for the three months ended June 30, 2009. Average selling prices fell dramatically in the video category along with the industry, led by falling prices in LCD and plasma categories, and were partially offset by higher average selling prices of LED televisions. This decrease in average selling price was partially offset by double digit increases in comparable store units for the three months ended June 30, 2009 compared to the prior year period. The comparable store sales increases in the other product category was due to a triple digit increase in comparable store sales for notebook computers, partially offset by decreased sales of all other categories.

Gross profit, as a percentage of net sales, declined 85 basis points for the three months ended June 30, 2009 versus the comparable prior year period, largely driven by the reduction in appliance sales relative to our historical net sales mix. The appliance product category historically has generated higher gross profit margins than our company’s average, particularly during the first half of the fiscal year. While appliance gross margins exceeded our company’s average during the three months ended June 30, 2009, the appliance category accounted for 41% of total sales versus 44% in the comparable prior year period, negatively impacting the consolidated gross profit. Gross profit, as a percentage of sales, in the appliance category decreased modestly. Gross profit, as a percentage of sales, in the video category increased moderately over the comparable prior year period. The increase in computer sales as a percentage of the other category’s sales mix and the decrease in mattress sales as a percentage of the other category’s sales mix contributed to a modest negative impact on the other category’s gross profit percentage compared to the prior year.

SG&A expense, as a percentage of net sales, increased 34 basis points for the three months ended June 30, 2009 compared to the comparable prior year period. This increase was largely due to the de-leveraging impact of the comparable store sales decrease on several SG&A expense items but most specifically to occupancy costs which include rent, property taxes and utilities. SG&A expense decreased $1.5 million for the three months ended June 30, 2009 compared to the comparable prior year period. Partially offsetting the increase in SG&A expense, as a percentage of sales, was a decrease in wage expense, as a percentage of sales, primarily associated with our variable cost structure as well as the non-recurring pre-opening expenses and growth investments associated with our launch of the Florida market.

Net advertising expense as a percentage of net sales decreased 79 basis points, or $2.8 million, for the three months ended June 30, 2009 to $11.8 million compared to $14.6 million for the three months ended June 30, 2008. Gross advertising spend decreased for the three months ended June 30, 2009 largely due to reduced advertising rates coupled with higher expense in the prior year period due to the launch of new markets in Florida. These decreases were coupled with increased advertising support dollars which further reduced net advertising expense as a percentage of net sales.

Income tax expense decreased to $1.0 million for the three months ended June 30, 2009 compared to $1.4 million for the comparable prior year period. This decrease was the result of a decrease in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the three months ended June 30, 2009 decreased to 40.1% compared to 40.3% for the comparable prior year period.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Net cash used in operating activities	$(11,487)	$(47,703)
Net cash used in investing activities	(4,185)	(3,904)
Net cash provided by financing activities	3,671	51,793

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $6.8 million and $8.1 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in gross capital expenditures during the three months ended June 30, 2009 was primarily attributable to a lower number of store openings during the current year period. We opened one new store during the three months ended June 30, 2009 compared to six new stores for the comparable prior year period. We plan on opening between 20 and 22 new stores during fiscal 2010. In addition, we to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds for fiscal 2010 store openings and relocations as well as a portion of fiscal 2011 store openings, to range between $45 million and $50 million for fiscal 2010. Capital expenditures for fiscal 2010 and 2011 will be funded through cash and cash equivalents, borrowings on our revolving credit facility and sale and leaseback proceeds. To help fund our growth, we completed an underwritten public offering, consummated on July 24, 2009 and a private placement transaction of 1,000,000 shares of our common stock consummated on August 4, 2009. Proceeds, net of underwriting fees, for these transactions totaled $78.6 million.

Cash Used in Operating Activities. Cash used in operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash used in operating activities was $11.5 million and $47.7 million for the three months ended June 30, 2009 and 2008, respectively. The change in cash flows from the three months ended June 30, 2009 from June 30, 2008 is primarily the result of lower inventory purchases for the three months ended June 30, 2009 compared to the prior year period.

Cash Used in Investing Activities. Cash used in investing activities was $4.2 million and $3.9 million for the three months ended June 30, 2009 and 2008, respectively. The slight increase for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due to a decrease in proceeds from sale-leaseback transactions partially offset by lower capital expenditures associated with new store openings.

Cash Provided by Financing Activities. Financing activities provided $3.7 million and $51.8 million in cash for the three months ended June 30, 2009 and 2008, respectively. The change between the three months ended June 30, 2009 and 2008 is primarily due to fact that we have no borrowings on our line of credit for the three months ended June 30, 2009.

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

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 with a balloon payment at maturity. As provided in the senior credit agreement, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans. In accordance with the Term B Facility, we made a principal payment on June 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of March 31, 2009, $89.0 million was outstanding on the Term B Facility.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at June 30, 2009.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (senior notes). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. As of June 30, 2009 we had $3.4 million of senior notes outstanding.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million. Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings are payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Under the amended agreement the annual commitment fee is  1/4% on the unused portion of the facility and 1.25% for outstanding letters of credit. The asset backed credit facility does not require Gregg Appliances to comply with any financial maintenance covenant, unless it has less than $8.5 million of excess availability at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.1 to 1.0. In addition, if Gregg Appliances has less than $5.0 million of excess availability, it may, in certain circumstances more specifically described in the Amended and Restated Loan and Security Agreement, become subject to cash dominion control. The credit agreement is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at June 30, 2009.

On July 15, 2009, Gregg Appliances entered into a commitment letter to increase its maximum borrowing availability under the revolving credit facility from $100 million to $125 million. We expect to enter into an amendment to the Amended Restated Loan and Security Agreement to effect this increase in our second fiscal quarter, which will also amend certain covenants contained therein.

As of June 30, 2009, Gregg Appliances had no borrowings outstanding under the revolving credit facility and $4.1 million of letters of credit outstanding, which expire through December 31, 2009. As of June 30, 2009, the total borrowing availability under the revolving credit facility was $95.9 million. The interest rate based on the bank’s prime rate as of June 30, 2009 was 3.0%.

Long Term Liquidity. Anticipated cash flows from operations, proceeds received from our public offering of 4,025,000 shares of our common stock consummated on July 24, 2009, the private placement of 1,000,000 shares of our common stock consummated on August 4, 2009, and funds available from our credit facilities, together with cash on hand, should provide sufficient funds to finance our accelerated operations and our growth strategy for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Pursuant to the terms of our Term B Facility, we also have the capacity to repurchase our outstanding Senior Notes at our discretion so long as we have excess availability of $10,000,000 after the repurchase.

Our credit ratings and outlooks as of the end of July 2009 are summarized below:

Rating Agency	Rating	Outlook
Standard & Poor	B+	Watch Negative
Moody’s	Ba3	Stable

Factors that can affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. Subsequent to June 30, 2009, Standard & Poor placed our corporate credit rating on credit watch negative after our announcement of our accelerated expansion plans. This change could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs.

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. This derivative instrument expires in October 2009. During the three months ended June 30, 2009 we entered into another derivative instrument that is effective October 2009 and expires in October 2011.

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

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility in fiscal 2008. This interest rate swap agreement expires in October 2009 therefore during the three months ended June 30, 2009 we entered into another interest rate swap agreement for $75 million effective October 2009 and expiring October 2011. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

For the three months ended June 30, 2009, the hedges were considered effective and $0.2 million was recorded into interest expense for recognized losses on the cash flow hedge.

Recently Issued Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements of this report for further details of recently issued accounting standards.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on June 2, 2009, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

Our short-term and long-term debt was comprised of a revolving credit facility, our Term B Facility and our senior notes.

Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of June 30, 2009, we had no cash borrowings under our revolving credit facility.

As of June 30, 2009, we had $89.0 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $50.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. Effective October 2009, we will have an interest rate hedge for $75.0 million. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.4 million.

There is no interest rate risk associated with our senior notes as the interest rate is fixed at 9.0%.

ITEM 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1.	Legal Proceedings

We are engaged in various legal proceedings in the ordinary course of business and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the unaudited condensed consolidated financial statements is not likely to have a material effect on our unaudited consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

Other than the risk described below, there have been no material changes from the risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on June 2, 2009.

Because our current hhgregg stores are concentrated in the Midwest and Southeast regions of the United States and our future new store growth will be concentrated in the Mid-Atlantic region of the United States, we are subject to regional risks.

Our stores are located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina, and Tennessee. Our growth plans include concentrating store growth in Florida, Maryland, Pennsylvania, Virginia and Washington D.C. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these states. If these markets individually or collectively suffer an economic downturn or other adverse event, there could be an adverse impact on our comparable store sales, net sales and profitability and our ability to implement our planned expansion program. Several of our larger competitors operate stores nationwide and thus are not as vulnerable as we are to these risks. In addition, our net sales depend on discretionary consumer spending, which may decrease on a regional basis due to a number of factors beyond our control, including unfavorable economic conditions, increases in consumer debt levels, unemployment or inflation, or other factors that adversely affect consumer confidence.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs, working capital requirements and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and continuous management information system updates. Gross capital expenditures during fiscal 2009, prior to any forward funding arrangements, were $33.7 million. We expect to open 20 to 22 new stores in fiscal 2010, and anticipate net capital expenditures to be between $45 and $50 million in fiscal 2010. If the cash provided by the common stock offering, operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans.

Our liquidity may be materially adversely affected by the financial crisis in the U.S.

We must have sufficient sources of liquidity to fund our working capital requirements, pay operating expenses, service our outstanding indebtedness and finance growth investment opportunities. Our growth plans call for greater capital investments than we have made historically. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are equity financings, funds generated from operating activities, available cash and cash equivalents, and borrowings under our credit facilities and other debt financings.

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

HHGREGG, INC.

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar Principal Financial Officer

Dated: August 7, 2009