Form 10-Q
period 2009-09-30
hhgregg, Inc.
filed 2009-11-05
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of October 30, 2009 was 38,378,888.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended September 30, 2009

Part I:	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands, except share and per share data)
Net sales	$332,178	$320,302	$616,568	$615,717
Cost of goods sold	229,858	221,791	429,573	426,752

Gross profit	102,320	98,511	186,995	188,965
Selling, general and administrative expenses	75,471	69,598	140,611	136,258
Net advertising expense	13,485	17,003	25,288	31,601
Depreciation and amortization expense	4,011	4,224	7,979	8,096

Income from operations	9,353	7,686	13,117	13,010
Other expense (income):
Interest expense	1,337	1,997	2,655	3,801
Interest income	(8)	(3)	(14)	(7)

Total other expense	1,329	1,994	2,641	3,794

Income before income taxes	8,024	5,692	10,476	9,216
Income tax expense	3,077	2,294	4,060	3,714

Net income	$4,947	$3,398	$6,416	$5,502

Net income per share
Basic	$0.13	$0.11	$0.18	$0.17
Diluted	$0.13	$0.10	$0.18	$0.17
Weighted average shares outstanding-Basic	36,922,496	32,358,081	34,881,955	32,329,706
Weighted average shares outstanding-Diluted	38,148,471	33,088,052	36,134,669	33,174,835

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	March 31, 2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$91,774	$21,496
Accounts receivable—trade, less allowances of $242 and $219, respectively	6,342	5,319
Accounts receivable—other, less allowances of $0 and $0, respectively	12,891	9,038
Merchandise inventories, net	172,938	141,610
Prepaid expenses and other current assets	6,917	4,247
Deferred income taxes	5,093	4,421

Total current assets	295,955	186,131

Net property and equipment	96,737	83,555
Deferred financing costs, net	3,853	2,624
Deferred income taxes	74,976	77,564
Other assets	587	501

Total long-term assets	176,153	164,244

Total assets	$472,108	$350,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,829	$62,265
Current maturities of long-term debt	908	908
Customer deposits	17,047	15,234
Accrued liabilities	38,164	32,067

Total current liabilities	136,948	110,474

Long-term liabilities:
Long-term debt, excluding current maturities	91,245	91,700
Other long-term liabilities	26,748	23,048

Total long-term liabilities	117,993	114,748

Total liabilities	254,941	225,222

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and March 31, 2009, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 38,373,887 and 32,744,111 shares issued and outstanding as of September 30, 2009 and March 31, 2009, respectively	4	3
Additional paid-in capital	251,253	165,524
Accumulated other comprehensive loss	(917)	(747)
Accumulated deficit	(33,082)	(39,498)

	217,258	125,282
Note receivable for common stock	(91)	(129)

Total stockholders’ equity	217,167	125,153

Total liabilities and stockholders’ equity	$472,108	$350,375

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$6,416	$5,502
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,979	8,096
Amortization of deferred financing costs	382	334
Stock-based compensation	1,828	1,318
Excess tax benefits from stock-based compensation	(2,358)	(159)
(Gain) loss on sales of property and equipment	(55)	64
Deferred income taxes	2,029	(420)
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,023)	(588)
Accounts receivable—other	(1,281)	4,709
Merchandise inventories	(31,328)	(20,169)
Prepaid expenses and other assets	(2,673)	1,476
Accounts payable	11,000	(14,874)
Customer deposits	1,813	94
Accrued liabilities	9,425	(2,733)
Other long-term liabilities	928	(2,481)

Net cash provided by (used in) operating activities	3,082	(19,831)

Cash flows from investing activities:
Purchases of property and equipment	(20,844)	(19,722)
Net proceeds from sale leaseback transactions	4,694	7,591
Deposit on future sale leaseback transactions applied	(1,802)	(878)
Proceeds from sales of property and equipment	34	49

Net cash used in investing activities	(17,918)	(12,960)

Cash flows from financing activities:
Proceeds for issuance of common stock	82,913	—
Transaction costs for stock issuance	(4,764)	—
Proceeds from exercise of stock options	3,395	513
Excess tax benefits from stock-based compensation	2,358	159
Net increase in bank overdrafts	3,240	5,856
Net borrowings on line of credit	—	25,029
Payment on notes payable	(455)	—
Transaction costs for amending ABL Facility	(1,611)	—
Other, net	38	100

Net cash provided by financing activities	85,114	31,657

Net increase (decrease) in cash and cash equivalents	70,278	(1,134)
Cash and cash equivalents
Beginning of period	21,496	1,869

End of period	$91,774	$735

Supplemental disclosure of cash flow information:
Interest paid	$2,441	$3,805
Income taxes paid	$2,450	$4,956

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Six Months Ended September 30, 2009

(in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March 31, 2009	$—	$3	$165,524	$(747)	$(39,498)	$(129)	$125,153
Comprehensive income:
Net income	—	—	—	—	6,416	—	6,416
Unrealized loss on hedge arrangement, net of tax expense of $113	—	—	—	(170)	—	—	(170)

Total comprehensive income	—	—	—	(170)	6,416	—	6,246
Issuance of common stock	—	1	82,912	—	—	—	82,913
Transaction costs for stock issuance	—	—	(4,764)	—	—	—	(4,764)
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	38	38
Exercise of stock options	—	—	3,395	—	—	—	3,395
Excess tax benefits from stock-based compensation	—	—	2,358	—	—	—	2,358
Stock-based compensation expense	—	—	1,828	—	—	—	1,828

Balance at September 30, 2009	$—	$4	$251,253	$(917)	$(33,082)	$(91)	$217,167

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related products and services operating under the name hhgreggTM. As of September 30, 2009, the Company had 118 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of hhgregg, Inc. and its wholly-owned subsidiary, Gregg Appliances, Inc. (“Gregg Appliances”). The unaudited condensed consolidated financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG Distributing”) which has no assets or operations.

Property and Equipment

The Company sold three and four store locations in the six months ended September 30, 2009 and 2008, respectively. The Company leased the buildings back applying the provisions of Accounting Standards Codification (“ASC”) 840-40 Sale-Leaseback Transactions. Net proceeds from the transactions were $4.7 million and $7.6 million for the six months ended September 30, 2009 and 2008, respectively. The Company does not have any continuing ownership interest with the sale leaseback locations and the leases are accounted for as operating leases.

(2)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10 Generally Accepted Accounting Principals. ASC 105-10 is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s unaudited condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 was effective for fiscal years and interim periods ending after June 15, 2009. See discussion of subsequent events at Note 12.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides additional guidelines for estimating fair value. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 157-4 and FSP No. 115-2 were codified into ASC 820-10 Fair Value Measurements. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was codified into ASC 825-10 Financial Instruments, increases the frequency of fair value disclosures. These FSPs were effective for fiscal years and interim periods ending after June 15, 2009 and were effective for the Company for the first quarter of fiscal 2010. The adoption of these FSPs did not have any impact on the Company’s consolidated financial position or results of operations.

(3)	Fair Value Measurements

The Company adopted FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which was codified into ASC 820 Fair Value Measurements and Disclosures on April 1, 2009. This adoption did not impact the Company’s results of operation or financial condition.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2009 according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value September 30, 2009	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swaps	$1,528	$—	$1,528	$—

The fair value of the Company’s interest rate swaps were determined based on LIBOR yield curves at the reporting date.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the six months ended September 30, 2009, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Term B Facility is carried at fair value as the interest rate is market based. The Company’s senior notes, based on quoted market values, have aggregate fair values of $3.4 million at September 30, 2009 and March 31, 2009.

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

Cash Flow Hedges

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged. The Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its senior credit agreement (the “Term B Facility”) during fiscal 2008. This derivative instrument expired in October 2009. During the six months ended September 30, 2009, the Company entered into another derivative instrument to manage its exposure on $75 million of its Term B Facility. This derivative instrument became effective in October 2009 and expires in October 2011.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported currently into earnings.

Summary of Derivative Balances

The following table presents the gross fair values of derivative instruments and the corresponding classification in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2009 (in thousands):

	Liabilities
Contract Type	Balance Sheet Classification	Fair Value
Cash flow hedges	Accrued Liabilites	$(192)
	Other Long-term Liabilites	(1,336)

For the three and six months ended September 30, 2009, $0.2 million and $0.3 million, respectively, was recorded into interest expense for recognized losses on the cash flow hedge. There were no cash flow hedges discontinued in the six months ended September 30, 2009 and 2008.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of the Company’s counterparties and cause one or more of the Company’s counterparties to fail to perform as expected. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. To date, all counterparties have performed in accordance with their contractual obligations.

(5)	Properties and Equipment

Property and equipment consisted of the following at September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009
Buildings	$2,462	$2,635
Machinery and equipment	13,003	12,357
Office furniture and equipment	73,656	68,798
Vehicles	5,292	5,826
Signs	8,181	7,525
Leasehold improvements	49,572	48,135
Construction in progress	26,784	14,273

	178,950	159,549
Less accumulated depreciation and amortization	(82,213)	(75,994)

Net property and equipment	$96,737	$83,555

(6)	Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares in accordance with ASC 260-10 Earnings per Share. Net income per diluted share is calculated based on the weighted- average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three and six months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (A)	$4,947	$$3,398	$6,416	$$5,502
Weighted average outstanding shares of common stock (B)	36,922,496	32,358,081	34,881,955	32,329,706
Dilutive effect of employee stock options	1,225,975	729,971	1,252,714	845,129

Common stock and common stock equivalents (C)	38,148,471	33,088,052	36,134,669	33,174,835
Net income per share:
Basic (A/B)	$0.13	$$0.11	$0.18	$0.17
Diluted (A/C)	$0.13	$$0.10	$0.18	$0.17

Antidilutive shares not included in the net income per diluted share calculation for the three and six months ended September 30, 2009 were 660,000 for both periods. Antidilutive shares not included in the net income per diluted share calculation for the three and six months ended September 30, 2008 were 2,154,166 and 1,291,000, respectively.

(7)	Inventories

Net inventories consisted of the following at September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009
Video	$85,196	$58,111
Appliances	46,709	48,037
Other	41,033	35,462

	$172,938	$141,610

(8)	Debt

A summary of debt at September 30, 2009 and March 31, 2009 is as follows (in thousands):

	September 30, 2009	March 31, 2009
Senior secured Term B Facility maturing on July 25, 2013, interest due quarterly	$88,795	$89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	92,153	92,608
Less current maturities of long-term debt	908	908

Total long-term debt	$91,245	$91,700

On July 25, 2007, Gregg Appliances entered into the Term B Facility with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on the borrowings fluctuate and are payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan as of September 30, 2009 was 2.3%. The Company entered into an interest rate related derivative on $50 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at September 30, 2009 to 4.8%. See discussion at note 4.

On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which amended the Amended and Restated Loan and Security Agreement, dated July 25, 2007 (the “ABL Facility”). Amendment No. 1 increased the maximum amount available under the ABL Facility from $100 million to $125 million, subject to borrowing base availability. Under the ABL Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base.

Pursuant to Amendment No. 1, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventories of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Prior to the amendment, the borrowing base equaled the sum of (i) the lesser of (a) 93% (96% during a seasonal period) of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Amendment No. 1 required payment to the incremental lenders of a commitment fee equal to 5.0% of the incremental commitment, or $1,250,000.

Under the ABL Facility, as amended by Amendment No.1, Gregg Appliances is not required to comply with any financial maintenance covenant, unless it has less than $18.75 million of “excess availability” at any time, (compared to $8.5 million prior to the amendment) during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. The amendment allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November.

The amendment also modifies the trigger point for the initiation of cash dominion control. Prior to the amendment, if Gregg Appliances had less than $8.5 million of “excess availability”, it would, in certain circumstances, become subject to cash dominion control. Pursuant to the Amendment No. 1, if Gregg Appliances has less than $18.75 million of “excess availability,” it may, in certain circumstances more specifically described in the ABL Facility, as amended by Amendment No. 1, become subject to cash dominion control.

As of September 30, 2009 and March 31, 2009, under the ABL Facility, the Company did not have any cash borrowings outstanding and had $4.1 million of letters of credit outstanding, which expire through December 31, 2009. As of September 30, 2009 and March 31, 2009, the total borrowing availability under the revolving credit facility was $98.9 million and $91.6 million, respectively. The interest rate based on the bank’s prime rate as of September 30, 2009 and March 31, 2009 was 3.0%.

(9)	Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2009	4,549,160	$8.21
Granted	664,000	14.69
Exercised	(604,776)	5.61
Canceled	(6,000)	13.86

Outstanding at September 30, 2009	4,602,384	$9.48

During the six months ended September 30, 2009, the Company granted options for 664,000 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $6.56 during the six months ended September 30, 2009, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	2.14	%-2.66%
Dividend yield	—
Expected volatility	51.00%
Expected life of the options (years)	4.5
Forfeitures	5.00%

(10)	Comprehensive Income

ASC 220 Comprehensive Income establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three and six months ended September 30, 2009 and 2008 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the three and six months ended September 30, 2009 and 2008, in thousands, is calculated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income, as reported	$4,947	$3,398	$6,416	$5,502
Reclassification adjustment for loss reclassified into interest expense, net of tax	176	155	332	295
Unrealized (loss) gain on hedge arrangements, net of tax	(299)	(30)	(502)	348

Comprehensive income	$4,824	$3,523	$6,246	$6,145

(11)	Stockholders’ Equity

During the six months ended September 30, 2009, the Company consummated an underwritten public offering of 4,025,000 shares of its common stock under a $200 million shelf-registration statement and a private placement of an aggregate of 1,000,000 shares of its common stock, which resulted in aggregate proceeds, net of underwriting and placement fees, to the Company of approximately $78.1 million.

The Company filed a universal shelf registration statement which was declared effective on July 14, 2009, registering $200 million principal amount of its securities which may be sold by hhgregg under such registration statement at any time. Each of Gregg Appliances and HHG Distributing were additional registrants to the shelf registration statement because each may guaranty any debt securities that are issued by hhgregg under the shelf registration statement. Gregg Appliances and HHG Distributing are exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act as: (i) hhgregg has no independent assets or operations; (ii) any guarantees of the subsidiary guarantors of debt securities issued under the shelf registration statement are full and unconditional and joint and several: and (iii) there are no subsidiaries of hhgregg other than Gregg Appliances and HHG Distributing. Gregg Appliances is party to a senior credit agreement with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. The senior credit agreement contains restrictions on the payment of dividends and other transfers of assets to hhgregg.

(12)	Subsequent Events

In preparing the accompanying unaudited condensed consolidated financial statements, the Company evaluated the period from September 30, 2009 through November 5, 2009, the date the unaudited condensed consolidated financial statements were available to be issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2009, included in our latest Annual Report on Form 10-K, as filed with the SEC on June 2, 2009 and other publicly available information.

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related products and services operating under the name hhgreggTM. As of September 30, 2009, we operated 118 stores in Alabama, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 84% of our net sales mix for the three and six months ended September 30, 2009 and 87% of our net sales for the three and six months ended September 30, 2008, respectively.

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

During the past 12 months, we opened a net total of 15 new stores of which six were opened in new markets, including Jacksonville and Orlando, Florida. In July 2009, we announced our intention to open between 20 and 22 new stores during fiscal 2010 and to accelerate our growth strategy by opening between 40 to 45 new stores during fiscal 2011. These store openings will include the launch of multiple stores in the Tampa, Florida; Richmond, Virginia; and Memphis, Tennessee markets in fiscal 2010 and the opening of new stores in the Mid-Atlantic region, including the Philadelphia, Baltimore and Washington D.C. metropolitan markets in fiscal 2011. To date, we have identified 40 specific locations for our fiscal 2011 new store openings. We plan to open an additional central distribution center at the end of fiscal 2010 and a regional distribution center in fiscal 2011 to support our Mid-Atlantic store growth.

Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they will experience a well-designed, customer friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly trained consultative sales force, who are there to educate the customers about the different product features.

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

Conversely, retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. As the recent demand in the housing market has been relatively low, our appliance sales traffic has suffered significantly. The Association of Home Appliance Manufacturers reported that shipments of major appliances fell 18.0% for the six months ended September 30, 2009, while our comparable store sales for appliances for the same period were down 12.3%. Management does not expect this trend in appliance traffic to substantially improve until the housing market begins to turn positive.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts and number of stores):

	Three Months Ended		Six Months Ended
(unaudited)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	$332,178	$320,302	$616,568	$615,717
Net sales % increase	3.7%	11.3%	0.1%	13.6%
Comparable store sales % decrease (1)	(9.4)%	(8.8)%	(11.9)%	(6.0)%
Gross profit as a % of net sales	30.8%	30.8%	30.3%	30.7%
SG&A as a % of net sales	22.7%	21.7%	22.8%	22.1%
Net advertising expense as a % of net sales	4.1%	5.3%	4.1%	5.1%
Depreciation and amortization expense as a % of net sales	1.2%	1.3%	1.3%	1.3%
Income from operations as a % of net sales	2.8%	2.4%	2.1%	2.1%
Net interest expense as a % of net sales	0.4%	0.6%	0.4%	0.6%
Net income	$4,947	$3,398	$6,416	$5,502
Net income per diluted share	$0.13	$0.10	$0.18	$0.17
Number of stores open at the end of period	118	103

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $4.9 million for the three months ended September 30, 2009, or $0.13 of net income per diluted share, compared with net income of $3.4 million, or $0.10 of net income per diluted share, for the three months ended September 30, 2008. For the six month period ended September 30, 2009, net income was $6.4 million, or net income per diluted share of $0.18, compared with net income of $5.5 million, or $0.17 of net income per diluted share, for the comparable prior year period. The 46% increase in earnings for the three month period ended September 30, 2009, compared to the prior year period, was the result of a modest increase in sales, a flat gross margin, and a modest decrease in operating expenses. The 16.6% increase in earnings for the six month period ended September 30, 2009, compared to the prior year period, was the result of a modest decrease in operating expenses and modest increase in sales, partially offset by a decrease in gross margin.

Net sales for the three and six months ended September 30, 2009 increased 3.7% and 0.1%, respectively, compared to the comparable prior year period to $332.2 million and $616.6 million, respectively. The increase in sales for the three and six months ended September 30, 2009 was primarily attributable to the net addition of 15 stores during the past 12 months, partially offset by a 9.4% and an 11.9% decrease in comparable store sales, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2009 and 2008 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Video	42%	45%	42%	44%	(15.9)%	(0.6)%	(16.4)%	2.2%
Appliances	42%	42%	42%	43%	(7.5)%	(15.2)%	(12.3)%	(12.5)%
Other (1)	16%	13%	16%	13%	5.9%	(11.9)%	3.8%	(6.7)%

Total	100%	100%	100%	100%	(9.4)%	(8.8)%	(11.9)%	(6.0)%

(1)	Primarily consists of audio, furniture and accessories, mattresses, notebook computers and personal electronics.

Our 9.4% and 11.9% comparable store sales decreases for the three and six months ended September 30, 2009, respectively, primarily reflect continued weakness in consumer demand in the both the video and appliance categories. For the three and six month periods, the decrease in comparable store sales for the video category was due primarily to a decline in average selling prices primarily from consumers trading down in screen sizes partially offset by increases in sales of LED televisions. Sales in the appliance category continued to decrease for both the three and six months ended September 30, 2009, however, the trend for the three months ended September 30, 2009, significantly improved from the previous three month period. For the three and six months ended September 30, 2009, the comparable store sales increase in the other category was due to triple digit comparable store sales increases in the computer category offset by double digit comparable store sales decreases in the mattress category.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Gross profit, as a percentage of net sales, remained consistent year over year for the three months ended September 30, 2009 at 30.8%. The appliance and video gross profit margins exceeded our Company average, as a percentage of sales, during the three month period ended September 30, 2009. The other category profit margin was less than that of our Company average as a result of a higher mix of notebook computers which carry a gross margin percentage significantly less than the Company average.

SG&A, as a percentage of net sales, increased approximately 100 basis points for the three months ended September 30, 2009, compared with the prior year period. SG&A was $75.5 million for the three months ended September 30, 2009 compared to $69.6 million for the comparable prior year period. Occupancy costs, which include rent, property taxes and utilities, increased approximately 85 basis points in the current year period, as a result of the decline in comparable store sales and the additional rent expense of the new stores scheduled to open in the first part of the fiscal 2010 third quarter. Occupancy costs increased $3.3 million compared to the prior year period, due to the net addition of 15 stores in the last 12 months as well as the impact of rent expense for stores that are opening in the first part of the fiscal third quarter of 2010. Expense and payroll control from various cost initiatives and our commissioned sales structure allowed our other SG&A categories as a percentage of sales to remain relatively consistent compared to the comparable prior year period.

Net advertising expense, as a percentage of sales, decreased approximately 125 basis points during the three month period ended September 30, 2009, compared with the comparable prior year period. Despite the comparable store sales declines during the three month period, decreases in net advertising expense as a percentage of sales were driven by reduced advertising rates coupled with higher advertising expenses in the prior year period from the launch of new markets in Florida.

Our effective income tax rate for the three months ended September 30, 2009 decreased to 38.3% compared to 40.3% for the comparable prior year period. The decrease in our effective income tax rate for the three months ended September 30, 2009 compared to the comparable prior year period is primarily the result of changes in the expected annual effective state income tax rate.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Gross profit, as a percentage of net sales, declined 36 basis points for the six months ended September 30, 2009 versus the comparable prior year period. The appliance and video gross profit margins exceeded our Company average as a percentage of sales during the six month period ended September 30, 2009. The other category gross profit margin was below our Company average as a result of a higher mix of notebook computers, which carry a gross margin percentage significantly less than our Company average.

SG&A expense, as a percentage of net sales, increased approximately 70 basis points, or $4.4 million, for the six months ended September 30, 2009 compared to the comparable prior year period. Occupancy costs increased approximately 100 basis points, as a result of the decline in comparable store sales and the rent expense of the new stores scheduled to open in the first part of the fiscal third quarter of 2010. Occupancy costs increased $6.2 million for the six months ended September 30, 2009 compared to the prior year period, due to the net increase of 15 stores in the last 12 months as well as the impact of rent expense for stores that are opening the first part of the fiscal third quarter of 2010. Strong expense and payroll control from various cost initiatives and our commissioned sales structure allowed our other SG&A categories, as a percentage of sales, to remain relatively consistent compared to the comparable prior year period.

Net advertising expense as a percentage of net sales decreased approximately 105 basis points, or $6.3 million, for the six months ended September 30, 2009 to $25.3 million compared to $31.6 million for the six months ended September 30, 2008. Despite the comparable store sales declines for the six month period, decreases in net advertising expense as a percentage of sales were driven by reduced advertising rates coupled with higher advertising expenses in the prior year period from the launch of new markets in Florida.

Income tax expense increased to $4.1 million for the six months ended September 30, 2009 compared to $3.7 million for the comparable prior year period. This increase was the result of an increase in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the six months ended September 30, 2009 decreased to 38.8% from 40.3% for the comparable prior year period. The decrease in our effective income tax rate for the six months ended September 30, 2009 is primarily the result of changes in the expected annual effective state income tax rate.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2009	September 30, 2008
Net cash provided by (used in) operating activities	$3,082	$(19,831)
Net cash (used in) investing activities	(17,918)	(12,960)
Net cash provided by financing activities	85,114	31,657

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $20.8 million and $19.7 million for the six months ended September 30, 2009 and 2008, respectively. For the six months ended September 30, 2009, we opened eight stores compared to 12 stores during the prior year comparable period. In addition, we opened eight stores in October 2009 for which capital expenditures were made during the six month period ended September 30, compared to the prior year for which three stores were opened in October 2008. We plan on opening between 20 and 22 new stores during fiscal 2010, of which 16 stores have already been opened. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, before sale and leaseback proceeds for fiscal 2010 store openings and relocations as well as a portion of fiscal 2011 store openings, to range between $45 million and $50 million for fiscal 2010. Capital expenditures for fiscal 2010 and 2011 will be funded through cash and cash equivalents, borrowings on our revolving credit facility and sale and leaseback proceeds. In addition, to help fund our growth, we completed an underwritten public offering, consummated on July 24, 2009, and a private placement transaction of our common stock consummated on August 4, 2009. Proceeds from these transactions, net of underwriting and placement fees, totaled approximately $78.1 million.

Cash Provided by (Used in) Operating Activities. Cash provided by (used in) operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by (used in) operating activities was $3.1 million and $(19.8) million for the six months ended September 30, 2009 and 2008, respectively. During the six months ended September 30, 2008 inventory productivity increased which in turn decreased our accounts payable leverage, expressed as accounts payable divided by inventories. We have been able to maintain the consistency of the accounts payable leverage for the six month period ended September 30, 2009. Therefore we had an increase in cash provided by operating activities.

Cash Used in Investing Activities. Cash used in investing activities was $17.9 million and $13.0 million for the six months ended September 30, 2009 and 2008, respectively. The increase for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 was due to increased purchases of property and equipment, partially offset by a decrease in deposits and proceeds for sale-leaseback transactions.

Cash Provided by Financing Activities. Financing activities provided $85.1 million and $31.7 million in cash for the six months ended September 30, 2009 and 2008, respectively. The change between the six months ended September 30, 2009 and 2008 is due to the fact that we completed a stock offering during the six months ended September 30, 2009 which provided proceeds of approximately $78.1 million, net of transaction costs, offset by the fact that we have no borrowings on our line of credit for the six months ended September 30, 2009.

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

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 with a balloon payment at maturity. As provided in the senior credit agreement, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans. In accordance with the Term B Facility, we made principal payments on June 30, 2009 and September 30, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of September 30, 2009, $88.8 million was outstanding on the Term B Facility.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at September 30, 2009.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (senior notes). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. As of September 30, 2009 we had $3.4 million of senior notes outstanding.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement with a bank group for up to $100 million (“ABL Facility”) which expires on July 25, 2012. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”), which increased the maximum amount available under the ABL Facility from $100 million to $125 million, subject to borrowing base availability. Under the ABL Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base.

Borrowings under the credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Pursuant to Amendment No. 1, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventories of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Prior to the amendment, the borrowing base equaled the sum of (i) the lesser of (a) 93% (96% during a seasonal period) of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Amendment No. 1 required payment to the incremental lenders of a commitment fee equal to 5.0% of the incremental commitment, or $1,250,000.

Under the ABL Facility, as amended by Amendment No.1, Gregg Appliances is not required to comply with any financial maintenance covenant, unless it has less than $18.75 million of “excess availability” at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. The amendment allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November. Under the ABL Facility, as amended by Amendment No. 1, if Gregg Appliances has less than $18.75 million of “excess availability,” it may, in certain circumstances more specifically described in the ABL Facility, as amended by Amendment No. 1, become subject to cash dominion control.

The ABL Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG Distributing”), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on the ability of HHG Distributing to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at September 30, 2009.

As of September 30, 2009 and March 31, 2009, under the ABL Facility, Gregg Appliances did not have any cash borrowings outstanding and had $4.1 million of letters of credit outstanding, which expire through December 31, 2009. As of September 30, 2009 and March 31, 2009, the total borrowing availability under the revolving credit facility was $98.9 million and $91.6 million, respectively. The interest rate based on the bank’s prime rate as of September 30, 2009 and March 31, 2009 was 3.0%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, including proceeds received from our public offering of 4,025,000 shares of our common stock consummated on July 24, 2009, and the private placement of 1,000,000 shares of our common stock consummated on August 4, 2009, should provide sufficient funds to finance our accelerated operations and our growth strategy for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Pursuant to the terms of our Term B Facility, we also have the capacity to repurchase our outstanding Senior Notes at our discretion so long as we have excess availability of $10,000,000 after the repurchase.

Our credit ratings and outlooks as of the end of September 2009 are summarized below:

Rating Agency	Rating	Outlook
Standard & Poor	B+	Stable
Moody’s	Ba3	Stable

Factors that can affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy.

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. This derivative instrument expired in October 2009. During the six months ended September 30, 2009 we entered into another derivative instrument that became effective October 2009 and expires in October 2011.

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

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility in fiscal 2008. This interest rate swap agreement expired in October 2009. Therefore during the six months ended September 30, 2009 we entered into another interest rate swap agreement for $75 million effective October 2009 and expiring October 2011. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive LIBOR based variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

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

For the six months ended September 30, 2009, the hedges were considered effective and $0.3 million was recorded into interest expense for recognized losses on the cash flow hedge.

Recently Issued Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements of this report for further details of recently issued accounting standards.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on June 2, 2009, the risk factors sent forth in our Final Prospectus Supplement filed with the SEC on July 21, 2009, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

Our short-term and long-term debt consists of a revolving credit facility, our Term B Facility and our senior notes.

Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of September 30, 2009, we had no cash borrowings under our revolving credit facility.

As of September 30, 2009, we had $88.8 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $50.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.4 million. Effective October 2009, we have an interest rate hedge for $75.0 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Final Prospectus Supplement filed with the SEC on July 21, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2009, we entered into a Stock Subscription Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (the “FS Funds”) pursuant to which the FS Funds agreed to purchase from us in a private placement an aggregate of 1,000,000 shares of common stock at a purchase price per share equal to $16.50 (the same price per share paid by the public in our underwritten public offering consummated on July 24, 2009), or an aggregate purchase price of $16,025,625 net of placement fees of $474,375 paid to Credit Suisse Securities (USA) LLC, Barclays Capital Inc. and Wells Fargo Securities LLC as placement agents. The private placement was consummated on August 4, 2009. The private placement was made pursuant to a transaction exempt from registration under Rule 506 of the Securities Act of 1933, as amended.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 5, 2009.

(1) The stockholders of the Company elected the following individuals to the Board of Directors based on the following election results:

Nominee	Number of Votes Cast For	Number of Votes Withheld	Number of Votes Opposed
Lawrence P. Castellani	30,226,456	1,271,567	—
Benjamin D. Geiger	30,193,300	1,304,723	—
Dennis L. May	30,221,777	1,276,246	—
John M. Roth	29,442,928	2,055,095	—
Charles P. Rullman	28,931,214	2,566,809	—
Michael L. Smith	30,092,825	1,405,198	—
Peter M. Starrett	30,224,158	1,273,865	—
Jerry W. Throgmartin	30,212,825	1,285,198	—
Darell E. Zink	30,226,456	1,271,567	—

(2) The stockholders of the Company also voted to ratify the selection of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2010. There were 31,464,713 votes in favor, 21,405 votes opposed and 11,904 votes abstaining.

ITEM 5.	Other Information

Entry into a Material Definitive Agreement

On November 3, 2009, our Board of Directors approved a form indemnification agreement to be entered into by the Company with each of our directors. These agreements, among other things, require us to indemnify, and to advance expenses on behalf of, each such person to the fullest extent permitted by Delaware law for all judgments, fines and amounts paid in settlement, whether brought in our right or otherwise, arising out of such person’s service as a director. In addition, we have agreed to advance and indemnify each independent director for expenses such as attorneys’ fees, court costs, travel expenses and all other disbursements or expenses of the types customarily incurred in connection with prosecuting or defending any threatened, pending or completed action that is indemnifiable under the indemnification agreement.

ITEM 6.	Exhibits

10.26	Form of Indemnity Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar Principal Financial Officer

Dated: November 5, 2009