Form 10-Q
period 2009-12-31
hhgregg, Inc.
filed 2010-02-04
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of January 29, 2010 was 38,441,322.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended December 31, 2009

Part I:	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(In thousands, except share and per share data)
Net sales	$500,392	$416,106	$1,116,960	$1,031,823
Cost of goods sold	347,888	285,652	777,461	712,404

Gross profit	152,504	130,454	339,499	319,419
Selling, general and administrative expenses	92,715	77,998	233,326	214,256
Net advertising expense	17,189	17,904	42,477	49,505
Depreciation and amortization expense	4,345	3,953	12,324	12,049

Income from operations	38,255	30,599	51,372	43,609
Other expense (income):
Interest expense	1,317	1,924	3,972	5,725
Interest income	(4)	(2)	(18)	(9)

Total other expense	1,313	1,922	3,954	5,716

Income before income taxes	36,942	28,677	47,418	37,893
Income tax expense	14,207	11,557	18,267	15,271

Net income	$22,735	$17,120	$29,151	$22,622

Net income per share
Basic	$0.59	$0.53	$0.81	$0.70
Diluted	$0.57	$0.52	$0.78	$0.69
Weighted average shares outstanding-Basic	38,393,715	32,372,419	36,056,798	32,343,995
Weighted average shares outstanding-Diluted	39,736,739	32,617,557	37,350,450	32,997,168

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2009	March 31, 2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$99,667	$21,496
Accounts receivable—trade, less allowances of $125 and $219, respectively	6,736	5,319
Accounts receivable—other, less allowances of $0 and $0, respectively	19,893	9,038
Merchandise inventories, net	217,376	141,610
Prepaid expenses and other current assets	4,422	4,247
Deferred income taxes	5,635	4,421

Total current assets	353,729	186,131

Net property and equipment	107,246	83,555
Deferred financing costs, net	3,574	2,624
Deferred income taxes	66,737	77,564
Other assets	713	501

Total long-term assets	178,270	164,244

Total assets	$531,999	$350,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,357	$62,265
Current maturities of long-term debt	908	908
Customer deposits	17,351	15,234
Accrued liabilities	46,871	32,067

Total current liabilities	164,487	110,474

Long-term liabilities:
Long-term debt, excluding current maturities	91,018	91,700
Other long-term liabilities	35,238	23,048

Total long-term liabilities	126,256	114,748

Total liabilities	290,743	225,222

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and March 31, 2009, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 38,416,989 and 32,744,111 shares issued and outstanding as of December 31, 2009 and March 31, 2009, respectively	4	3
Additional paid-in capital	252,500	165,524
Accumulated other comprehensive loss	(810)	(747)
Accumulated deficit	(10,347)	(39,498)

	241,347	125,282
Note receivable for common stock	(91)	(129)

Total stockholders’ equity	241,256	125,153

Total liabilities and stockholders’ equity	$531,999	$350,375

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2009	December 31, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$29,151	$22,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,324	12,049
Amortization of deferred financing costs	690	501
Stock-based compensation	2,643	1,993
Excess tax benefits from stock-based compensation	(2,460)	(161)
Loss on sales of property and equipment	12	46
Deferred income taxes	9,656	1,029
Tenant allowances received from landlords	6,334	500
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,417)	(2,295)
Accounts receivable—other	(4,676)	(51)
Merchandise inventories	(75,766)	(54,994)
Prepaid expenses and other assets	(387)	216
Accounts payable	5,889	16,256
Customer deposits	2,117	1,165
Accrued liabilities	18,508	3,669
Other long-term liabilities	(1,222)	(1,426)

Net cash provided by operating activities	1,396	1,119

Cash flows from investing activities:
Purchases of property and equipment	(34,160)	(27,841)
Net proceeds from sale leaseback transactions	4,694	10,035
Deposit on future sale leaseback transactions applied	(1,043)	(2,858)
Proceeds from sales of property and equipment	43	58

Net cash used in investing activities	(30,466)	(20,606)

Cash flows from financing activities:
Proceeds for issuance of common stock	82,913	—
Transaction costs for stock issuance	(4,764)	—
Proceeds from exercise of stock options	3,725	716
Excess tax benefits from stock-based compensation	2,460	161
Net increase in bank overdrafts	25,191	3,527
Net borrowings on line of credit	—	14,798
Payments on notes payable	(682)	—
Transaction costs for amending ABL Facility	(1,640)	—
Other, net	38	100

Net cash provided by financing activities	107,241	19,302

Net increase (decrease) in cash and cash equivalents	78,171	(185)
Cash and cash equivalents
Beginning of period	21,496	1,869

End of period	$99,667	$1,684

Supplemental disclosure of cash flow information:
Interest paid	$3,411	$6,575
Income taxes paid	$2,529	$12,349

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Nine Months Ended December 31, 2009

(in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March 31, 2009	$—	$3	$165,524	$(747)	$(39,498)	$(129)	$125,153
Comprehensive income:
Net income	—	—	—	—	29,151	—	29,151
Unrealized loss on hedge arrangement, net of tax benefit of $42	—	—	—	(63)	—	—	(63)

Total comprehensive income	—	—	—	(63)	29,151	—	29,088
Issuance of common stock	—	1	82,912	—	—	—	82,913
Transaction costs for stock issuance	—	—	(4,764)	—	—	—	(4,764)
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	38	38
Exercise of stock options	—	—	3,725	—	—	—	3,725
Excess tax benefits from stock-based compensation	—	—	2,460	—	—	—	2,460
Stock-based compensation expense	—	—	2,643	—	—	—	2,643

Balance at December 31, 2009	$—	$4	$252,500	$(810)	$(10,347)	$(91)	$241,256

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related products and services operating under the name hhgreggTM. As of December 31, 2009, the Company had 127 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg, Inc. and the notes thereto for the fiscal year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 2, 2009. The consolidated results of operations, financial position and cash flows for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of sales and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances, Inc. (“Gregg Appliances”). The unaudited condensed consolidated financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG Distributing”) which has no assets or operations.

Property and Equipment

The Company sold three and six store locations in the nine months ended December 31, 2009 and 2008, respectively. The Company leased the buildings back applying the provisions of Accounting Standards Codification (“ASC”) 840-40 Sale-Leaseback Transactions. Net proceeds from the transactions were $4.7 million and $10 million for the nine months ended December 31, 2009 and 2008, respectively. The Company does not have any continuing ownership interest with the sale leaseback locations and the leases are accounted for as operating leases.

(2)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10 Generally Accepted Accounting Principals. ASC 105-10 is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. The Codification was not intended to change or alter existing GAAP and it did not have any impact on the Company’s unaudited condensed consolidated financial statements.

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

The Company adopted FSP No. 157-2, Effective Date of FASB Statement No. 157, which was codified into ASC 820 Fair Value Measurements and Disclosures on April 1, 2009. This adoption did not impact the Company’s consolidated results of operations or financial condition. The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2 – inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – unobservable inputs for the asset or liability, as there is little, if any, market activity at the measurement date.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value December 31, 2009	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Financial instruments classified as liabilities
Interest rate swap	$1,350	$—	$1,350	$—

The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the nine months ended December 31, 2009, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Term B Facility is carried at fair value as the interest rate is market based. The Company’s senior notes have aggregate fair values of $3.4 million at December 31, 2009 and March 31, 2009. The Company estimated the fair value of the senior notes using a present value calculation based on current market rates.

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

Cash Flow Hedges

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged. The Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its senior credit agreement (the “Term B Facility”) during fiscal 2008. This derivative instrument expired in October 2009. During the nine months ended December 31, 2009, the Company entered into another derivative instrument to manage its exposure on $75 million of its Term B Facility. This derivative instrument became effective in October 2009 and expires in October 2011.

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

Summary of Derivative Balances

The following table presents the gross fair values of derivative instruments and the corresponding classification in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2009 (in thousands):

	Liabilities
Contract Type	Balance Sheet Classification	Fair Value
Cash flow hedge	Other Long-term Liabilites	$(1,350)

For the three and nine months ended December 31, 2009, $0.2 million and $0.9 million, respectively, was recorded into interest expense for recognized losses on the cash flow hedges. There were no cash flow hedges discontinued prior to their original maturity date in the nine months ended December 31, 2009 and 2008.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of the Company’s counterparties and cause one or more of the Company’s counterparties to fail to perform as expected. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. To date, all counterparties have performed in accordance with their contractual obligations.

(5)	Properties and Equipment

Property and equipment consisted of the following at December 31, 2009 and March 31, 2009 (in thousands):

	December 31, 2009	March 31, 2009
Buildings	$—	$2,635
Machinery and equipment	13,595	12,357
Office furniture and equipment	78,520	68,798
Vehicles	5,147	5,826
Signs	8,962	7,525
Leasehold improvements	60,658	48,135
Construction in progress	25,772	14,273

	192,654	159,549
Less accumulated depreciation and amortization	(85,408)	(75,994)

Net property and equipment	$107,246	$83,555

(6)	Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares in accordance with ASC 260-10 Earnings per Share. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three and nine months ended December 31, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income (A)	$22,735	$17,120	$29,151	$22,622
Weighted average outstanding shares of common stock (B)	38,393,715	32,372,419	36,056,798	32,343,995
Dilutive effect of employee stock options	1,343,024	245,138	1,293,652	653,173

Common stock and common stock equivalents (C)	39,736,739	32,617,557	37,350,450	32,997,168
Net income per share:
Basic (A/B)	$0.59	$0.53	$0.81	$0.70
Diluted (A/C)	$0.57	$0.52	$0.78	$0.69

Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2009 were 737,000 for both periods. Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2008 were 3,331,329 and 2,154,166, respectively.

(7)	Inventories

Net merchandise inventories consisted of the following at December 31, 2009 and March 31, 2009 (in thousands):

	December 31, 2009	March 31, 2009
Video	$116,400	$58,111
Appliances	53,338	48,037
Other	47,638	35,462

	$217,376	$141,610

(8)	Debt

A summary of debt at December 31, 2009 and March 31, 2009 is as follows (in thousands):

	December 31, 2009	March 31, 2009
Senior secured Term B Facility maturing on July 25, 2013, interest due quarterly	$88,568	$89,250
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	3,358	3,358

Total debt	91,926	92,608
Less current maturities of long-term debt	908	908

Total long-term debt	$91,018	$91,700

On July 25, 2007, Gregg Appliances entered into a senior credit agreement with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013 (the “Term B Facility”). Interest on the borrowings fluctuate and are payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan as of December 31, 2009 was 2.2%. The Company entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at December 31, 2009 to 3.9%. See discussion at Note 4.

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

Pursuant to Amendment No. 1, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Prior to the amendment, the borrowing base equaled the sum of (i) the lesser of (a) 93% (96% during a seasonal period) of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Amendment No. 1 required payment to the incremental lenders of a commitment fee equal to 5.0% of the incremental commitment, or $1,250,000.

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

As of December 31, 2009 and March 31, 2009, under the ABL Facility, the Company did not have any cash borrowings outstanding and had $4.8 million and $4.1 million, respectively, of letters of credit outstanding, which expire through December 31, 2010. As of December 31, 2009 and March 31, 2009, the total borrowing availability under the revolving credit facility was $120.2 million and $91.6 million, respectively. The interest rate based on the bank’s prime rate as of December 31, 2009 and March 31, 2009 was 3.0%.

(9)	Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2009	4,549,160	$8.21
Granted	741,000	15.00
Exercised	(647,878)	5.75
Canceled	(6,000)	13.86

Outstanding at December 31, 2009	4,636,282	$9.63

During the nine months ended December 31, 2009, the Company granted options for 741,000 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $6.68 during the nine months ended December 31, 2009, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.98	% -2.67%
Dividend yield	—
Expected volatility	51.00%
Expected life of the options (years)	4.5
Forfeitures	5.00%

(10)	Comprehensive Income

ASC 220 Comprehensive Income establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three and nine months ended December 31, 2009 and 2008 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the three and nine months ended December 31, 2009 and 2008, in thousands, is calculated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income, as reported	$22,735	$17,120	$29,151	$22,622
Reclassification adjustment for loss reclassified into interest expense, net of tax	231	275	864	484
Unrealized loss on hedge arrangements, net of tax	(123)	(654)	(927)	(219)

Comprehensive income	$22,843	$16,741	$29,088	$22,887

(11)	Stockholders’ Equity

During the nine months ended December 31, 2009, the Company consummated an underwritten public offering of 4,025,000 shares of its common stock under a $200 million shelf-registration statement and a private placement of an aggregate of 1,000,000 shares of its common stock, which resulted in aggregate proceeds, net of underwriting and placement fees, to the Company of approximately $78.1 million.

The Company filed a universal shelf registration statement which was declared effective on July 14, 2009, registering $200 million principal amount of its securities which may be sold by hhgregg under such registration statement at any time. Each of Gregg Appliances and HHG Distributing were additional registrants to the shelf registration statement because each may guaranty any debt securities that are issued by hhgregg under the shelf registration statement. Gregg Appliances and HHG Distributing are exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act as: (i) hhgregg has no independent assets or operations; (ii) any guarantees of the subsidiary guarantors of debt securities issued under the shelf registration statement are full and unconditional and joint and several: and (iii) there are no subsidiaries of hhgregg other than Gregg Appliances and HHG Distributing. Gregg Appliances is the borrower under the Term B Facility. The Term B Facility contains restrictions on the payment of dividends and other transfer of assets to hhgregg.

(12)	Subsequent Events

In preparing the accompanying unaudited condensed consolidated financial statements, the Company evaluated the period from December 31, 2009 through February 4, 2010, the date the unaudited condensed consolidated financial statements were available to be issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2009, included in our latest Annual Report on Form 10-K, as filed with the SEC on June 2, 2009, and other publicly available information.

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related products and services operating under the name hhgreggTM. As of December 31, 2009, we operated 127 stores in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances. References to “fiscal year 2010” or “fiscal 2010” refer to the fiscal year ending March 31, 2010.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 80% and 82% of our net sales mix for the three months ended December 31, 2009 and 2008, respectively, and 82% and 85% of our net sales for the nine months ended December 31, 2009 and 2008, respectively.

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

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 7.0 turns per year over the past three fiscal years. Our working capital has averaged 2.4%, expressed as a percentage of sales, over the past three fiscal years. Our net capital expenditures have averaged 1.8%, measured as a percentage of sales, over the past three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past three fiscal years. Historically, this has enabled us to de-leverage our balance sheet and internally fund our store growth.

Store Development Strategy. Over the past several years, we have adhered closely to a development strategy of adding stores to metropolitan markets in clusters to achieve rapid market share penetration and more efficiently leverage our distribution network, advertising and regional management costs. Our expansion plans include looking for new markets where we believe there is significant underlying demand for stores, typically in areas that have historically demonstrated above-average economic growth, strong household incomes and growth in new housing starts and/or remodeling activity. Our markets typically include most or all of our major competitors. We plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us to improve our market share and realize operating efficiencies.

During the past 12 months, we opened a net total of 19 new stores of which 14 were opened in new markets, including Tampa, Florida; Memphis, Tennessee; and Richmond, Virginia. In July 2009, we announced our intention to open between 20 and 22 new stores during fiscal 2010 and accelerate our growth strategy by opening between 40 to 45 new stores during fiscal 2011. Over half of these stores are expected to open during the first fiscal quarter of 2011, with the vast majority of the remaining stores expected to open prior to the calendar 2010 holiday selling season. Due to the timing of these store openings, we expect a negative impact of approximately $0.07 of net income per diluted share on our fourth fiscal quarter earnings. This negative impact on earnings is associated with pre-opening expenses and growth investments related to our Mid-Atlantic growth. We expect a negative impact on net income per diluted share during each of the first two fiscal quarters of 2011 related to the associated pre-opening expenses and growth investments.

Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they will experience a well-designed, customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly trained consultative sales force, who educate the customers about the different product features.

Our products are rich in features and innovations and are ever-changing. We find that customers find it helpful to have someone explain the features and benefits of a product. We believe this assistance allows them the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering same-day delivery on many of our products and a high quality, in-home installation service. We offer all of this at a competitive price, under our philosophy, “Price and Advice, Guaranteed.”

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

According to the most current estimates of the Consumer Electronics Association, or the CEA, consumer electronics factory sales to retailers fell 7.8% for calendar year 2009, the first decline since 2001. Looking ahead, digital displays, Blu-ray players and notebook computers are among the categories that are expected to have growth in sales in calendar 2010, according to the CEA, which is forecasting a 0.3% increase in consumer electronics factory sales to retailers for the calendar year 2010.

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

During our fourth fiscal quarter, the video industry is expected to transition to new product lines which feature 3-D and IP Ready technologies, which is earlier than previous years. Due to the industry transition, we expect to have inventory shortages in certain screen sizes and technologies which is expected to negatively impact sales and average selling prices of televisions during the fourth fiscal quarter of the current year.

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

Conversely, retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. As the recent demand in the housing market has been relatively low, our appliance sales traffic has suffered significantly. The Association of Home Appliance Manufacturers reported that shipments of major appliances fell 11.9% for the nine months ended December 31, 2009, while our comparable store sales for appliances for the same period were down 6.3%. Management does not expect this trend in appliance traffic to substantially improve until the housing market begins to turn positive.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts and number of stores):

	Three Months Ended		Nine Months Ended
(unaudited)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net sales	$500,392	$416,106	$1,116,960	$1,031,823
Net sales % increase	20.3%	6.6%	8.3%	10.7%
Comparable store sales % decrease (1)	(0.2)%	(13.2)%	(7.2)%	(8.9)%
Gross profit as a % of net sales	30.5%	31.4%	30.4%	31.0%
SG&A as a % of net sales	18.5%	18.7%	20.9%	20.8%
Net advertising expense as a % of net sales	3.4%	4.3%	3.8%	4.8%
Depreciation and amortization expense as a % of net sales	0.9%	0.9%	1.1%	1.2%
Income from operations as a % of net sales	7.6%	7.4%	4.6%	4.2%
Net interest expense as a % of net sales	0.3%	0.5%	0.4%	0.6%
Net income	$22,735	$17,120	$29,151	$22,622
Net income per diluted share	$0.57	$0.52	$0.78	$0.69
Number of stores open at the end of period	127	108

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $22.7 million for the three months ended December 31, 2009, or $0.57 of net income per diluted share, compared with net income of $17.1 million, or $0.52 of net income per diluted share, for the three months ended December 31, 2008. For the nine months ended December 31, 2009, net income was $29.2 million, or net income per diluted share of $0.78, compared with net income of $22.6 million, or $0.69 of net income per diluted share, for the comparable prior year period. The 32.8% and 28.9% increase in net income for the three and nine month periods ended December 31, 2009, respectively, was the result of an increase in net sales, a modest decrease in operating expenses as a percentage of net sales, partially offset by a decline in gross margin.

Net sales for the three and nine months ended December 31, 2009 increased 20.3% and 8.3%, to $500.4 million and $1.1 billion, respectively, compared to the comparable prior year period. The increase in sales for the three and nine months ended December 31, 2009 was primarily attributable to the net addition of 19 stores during the 12 month period ended December 31, 2009, partially offset by a 0.2% and a 7.2% decrease in comparable store sales, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Video	50%	54%	46%	48%	(7.5)%	(6.9)%	(12.4)%	(2.1)%
Appliances	30%	28%	36%	37%	7.5%	(21.9)%	(6.3)%	(15.6)%
Other (1)	20%	18%	18%	15%	9.6%	(14.6)%	6.5%	(10.5)%

Total	100%	100%	100%	100%	(0.2)%	(13.2)%	(7.2)%	(8.9)%

(1)	Primarily consists of audio, furniture and accessories, mattresses, notebook computers and personal electronics.

Our 0.2% and 7.2% comparable store sales decreases for the three and nine months ended December 31, 2009, respectively, primarily reflect continued weakness in consumer demand in the video category. For the three and nine month periods, the decrease in comparable store sales for the video category was due primarily to a decline in average selling prices partially offset by an increase in units sold. Net sales in the appliance category saw significant improvement across all categories in the three months ended December 31, 2009, resulting in positive comparable store sales of 7.5% for the three month period and a comparable store sales decline of 6.3% for the nine month period ended December 31, 2009. For the three and nine months ended December 31, 2009, the comparable store sales increase in the other category was due primarily to continued strength in the computer category offset by a double digit comparable store sales decrease in the mattress category.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Gross profit, as a percentage of net sales, declined approximately 90 basis points for the three months ended December 31, 2009 versus the comparable prior year period. The decrease in the gross margin percentage for the period was due to a reduction in appliance and video margins coupled with a sales mix shift into lower margin categories. The appliance and video gross profit margins exceeded our Company average, as a percentage of sales, during the three month period ended December 31, 2009. The other category profit margin was less than our Company average as a result of a higher mix of notebook computers which carry a gross margin percentage that is significantly less than the Company average.

SG&A, as a percentage of net sales, decreased approximately 20 basis points for the three months ended December 31, 2009, compared with the prior year period. SG&A was $92.7 million for the three months ended December 31, 2009 compared to $78.0 million for the comparable prior year period. Occupancy costs, which include rent, property taxes and utilities, remained consistent year over year as a percentage of net sales for the three months ended December 31, 2009. Occupancy costs increased $3.3 million compared to the prior year period, due to the net addition of 19 stores in the last 12 months. Expense and payroll control from various cost initiatives and our commissioned sales structure allowed our other SG&A categories as a percentage of net sales to remain relatively consistent with the comparable prior year period.

Net advertising expense, as a percentage of net sales, decreased approximately 90 basis points during the three month period ended December 31, 2009, compared with the comparable prior year period. Despite the comparable store sales declines during the three month period, decreases in net advertising expense as a percentage of net sales were driven by reduced advertising rates and greater support from vendors.

Our effective income tax rate for the three months ended December 31, 2009 decreased to 38.5% compared to 40.3% for the comparable prior year period. The decrease in our effective income tax rate for the three months ended December 31, 2009 compared to the comparable prior year period is primarily the result of changes in the expected annual effective state income tax rate.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Gross profit, as a percentage of net sales, declined approximately 55 basis points for the nine months ended December 31, 2009 versus the comparable prior year period. The appliance and video gross profit margin exceeded our Company average as a percentage of sales during the nine month period ended December 31, 2009. The other category gross profit margins were below our Company average as a result of a higher mix of notebook computers, which carry a gross margin percentage significantly less than our Company average.

SG&A expense, as a percentage of net sales, increased by approximately 10 basis points for the nine months ended December 31, 2009 compared to the comparable prior year period. SG&A was $233.3 million for the nine months ended December 31, 2009 compared to $214.3 million for the comparable prior year period. Occupancy costs as a percentage of net sales increased approximately 50 basis points, as a result of the decline in comparable store sales. Occupancy costs increased $9.5 million for the nine months ended December 31, 2009 compared to the prior year period, due to the net addition of 19 stores in the last 12 months. Strong expense and payroll control from various cost initiatives and our commissioned sales structure allowed our other SG&A categories, as a percentage of net sales, to remain relatively consistent compared to the comparable prior year period.

Net advertising expense as a percentage of net sales decreased approximately 100 basis points, or $7.0 million, for the nine months ended December 31, 2009 to $42.5 million compared to $49.5 million for the nine months ended December 31, 2008. Despite the comparable store sales declines for the nine month period, decreases in net advertising expense as a percentage of net sales were driven by reduced advertising rates and greater support from vendors.

Income tax expense increased to $18.3 million for the nine months ended December 31, 2009 compared to $15.3 million for the comparable prior year period. This increase was the result of an increase in income before income taxes in the current year compared to the comparable prior year period. Our effective income tax rate for the nine months ended December 31, 2009 decreased to 38.5% from 40.3% for the comparable prior year period. The decrease in our effective income tax rate for the nine months ended December 31, 2009 is primarily the result of changes in the expected annual effective state income tax rate.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2009	December 31, 2008
Net cash provided by operating activities	$1,396	$1,119
Net cash used in investing activities	(30,466)	(20,606)
Net cash provided by financing activities	107,241	19,302

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $34.2 million and $27.8 million for the nine months ended December 31, 2009 and 2008, respectively. For each of the nine month periods ended December 31, 2009 and 2008, we opened 18 new stores. We plan on opening between 20 and 22 new stores during fiscal 2010, of which 18 stores have already been opened. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, before sale and leaseback proceeds and excluding tenant allowances from landlords, for fiscal 2010 store openings and relocations as well as a portion of fiscal 2011 store openings, to range between $55 million and $60 million for fiscal 2010. Capital expenditures for fiscal 2010 and 2011 will be funded through cash and cash equivalents, borrowings on our revolving credit facility, sale and leaseback proceeds and tenant allowances from landlords. In addition, to help fund our growth, we completed an underwritten public offering, consummated on July 24, 2009, and a private placement transaction of our common stock consummated on August 4, 2009. Proceeds from these transactions, net of underwriting and placement fees, totaled approximately $78.1 million.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $1.4 million and $1.1 million for the nine months ended December 31, 2009 and 2008, respectively. The slight increase in cash provided by operating activities is due to increases in net income, tenant allowances received from landlords, and deferred taxes. These increases are partially offset by the change in inventory and accounts payable.

Cash Used in Investing Activities. Cash used in investing activities was $30.5 million and $20.6 million for the nine months ended December 31, 2009 and 2008, respectively. The increase in cash used in investing activities for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was due to increased purchases of property and equipment associated with the opening of new stores in the current fiscal year, partially offset by a decrease in deposits and proceeds from sale-leaseback transactions.

Cash Provided by Financing Activities. Financing activities provided $107.2 million and $19.3 million in cash for the nine months ended December 31, 2009 and 2008, respectively. The change in cash provided by financing activities for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 is due to the fact that we completed a stock offering during the nine months ended December 31, 2009 which provided proceeds of approximately $78.1 million, net of transaction costs, and an increase in book overdrafts offset by the fact that we have no borrowings on our line of credit for the nine months ended December 31, 2009.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (“the Term B Facility”) with a bank group obtaining $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 with a balloon payment at maturity. As provided in the senior credit agreement, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loans. In accordance with the Term B Facility, we made principal payments on June 30, 2009, September 30, 2009 and December 31, 2009. In addition, Gregg Appliances is also required to prepay the outstanding loans, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of December 31, 2009, $88.6 million was outstanding on the Term B Facility.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreement at December 31, 2009.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes (senior notes). Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. As of December 31, 2009 we had $3.4 million of senior notes outstanding.

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

The ABL Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG Distributing”), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on the ability of HHG Distributing to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreement at December 31, 2009.

As of December 31, 2009 and March 31, 2009, under the ABL Facility, Gregg Appliances did not have any cash borrowings outstanding and had $4.8 million and $4.1 million, respectively, of letters of credit outstanding, which expire through December 31, 2010. As of December 31, 2009 and March 31, 2009, the total borrowing availability under the revolving credit facility was $120.2 million and $91.6 million, respectively. The interest rate based on the bank’s prime rate as of December 31, 2009 and March 31, 2009 was 3.0%.

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

Our credit ratings and outlooks as of December 31, 2009 are summarized below:

Rating Agency	Rating	Outlook
Standard & Poor	B+	Stable
Moody’s	Ba3	Stable

Factors that can affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy.

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. This derivative instrument expired in October 2009. During the nine months ended December 31, 2009 we entered into another derivative instrument that became effective October 2009 and expires in October 2011.

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

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility in fiscal 2008. This interest rate swap agreement expired in October 2009. Therefore during the nine months ended December 31, 2009 we entered into another interest rate swap agreement for $75 million effective October 2009 and expiring October 2011. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive LIBOR based variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

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

For the nine months ended December 31, 2009, the hedges were considered effective and $0.9 million was recorded into interest expense for recognized losses on the cash flow hedge.

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

Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of December 31, 2009, we had no cash borrowings under our revolving credit facility.

As of December 31, 2009, we had $88.6 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $75.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.1 million. There is no interest rate risk associated with our senior notes as the interest rate is fixed at 9.0%.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II- Other Information

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

There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Final Prospectus Supplement filed with the SEC on July 21, 2009.

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

Dated: February 4, 2010