Form 10-K
period 2010-03-31
hhgregg, Inc.
filed 2010-05-27
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2009 was approximately $311,663,662 based on the closing stock price of $16.94 per share on that day. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

The number of shares of hhgregg, Inc.’s common stock outstanding as of May 21, 2010 was 38,594,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2010) for the regular meeting of shareholders to be held on August 3, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	the effect of general and regional economic and employment conditions on our net sales;

•	competition in existing, adjacent and new metropolitan markets;

•	changes in customer preferences;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	our reliance on a small number of suppliers;

•	rapid inflation or deflation in core product prices;

•	the failure of manufacturers to introduce new products and technologies;

•	customer acceptance of new technology;

•	our dependence on our key management personnel and our ability to attract and retain qualified sales personnel;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites for our stores and the negotiation of acceptable leases for those sites;

•	fluctuation in seasonal demand;

•	our ability to maintain our rate of growth and penetrate new geographic areas;

•	our ability to obtain additional financing and maintain our credit facilities;

•	our ability to maintain and upgrade our information technology system;

•	the effect of a disruption at our central distribution centers;

•	changes in cost for print and television advertising; and

•	changes in trade regulation, currency fluctuations and prevailing interest rates.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to these statements to reflect future events or developments.

PART I.

ITEM 1.	Business.

Our Company

hhgregg, Inc. (hhgregg) was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances, Inc., or Gregg Appliances, contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly owned subsidiary of hhgregg. We refer to hhgregg as “hhgregg” and hhgregg and its consolidated subsidiaries as “we”, “us”, “our” and the “Company” in this Annual Report on Form 10-K. Our fiscal year ends on March 31.

We are a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgregg™. As of March 31, 2010, we operated 131 stores in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. We also distinguish ourselves by offering same-day delivery on many of our products. Our superior customer purchase experience has enabled us to successfully compete against the other leading video and appliance retailers over the course of our 55-year history.

We design our stores to be visually appealing to our customers and to highlight our premium selection of consumer electronics and appliances. We utilize flat panel television display walls, appliance displays and digital product centers to showcase our broad selection of products with advanced features and functionality. We carry over 100 models of flat panel televisions and 350 models of appliances. Our new store prototypes typically range from 25,000 to 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, direct mail, e-mail and web promotions.

Our sales can be categorized in the following manner:

•

Video: We offer a broad selection of the latest video products, such as LED televisions, as well as Blu-ray players. Representative brands include Curtis, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony and Toshiba. For fiscal 2010, video products represented 47% of net sales.

•

Appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, cooking ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool. For fiscal 2010, home appliances represented 35% of net sales.

•

Other: We also sell audio products, notebook computers, mattresses and other select popular consumer electronics and accessories. We continue to evaluate other merchandise categories to further enhance our product offerings. Products such as home audio systems, notebook computers, cameras, personal navigation, gaming bundles, telephones and advanced cables generate and support store traffic and create cross-selling opportunities with our other products. Our suite of services is aimed at enhancing our customers’ superior purchase experience. For fiscal 2010, other products and services represented 18% of net sales.

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

We believe the following strengths contribute significantly to our success and position us for growth within our existing and new markets:

Superior customer purchase experience. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. Over 97% of our sales associates are full-time employees, supporting our goal of hiring individuals who are career oriented and motivated. We believe that when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced video and appliance products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. This further enhances our brand image and customer experience.

We offer same-day delivery for many of our products and also provide quality in-home installation services. These features significantly enhance our ability to sell large, more complex products. Our network of 13 central and regional distribution centers provides a local supply of inventory that supports our same-day delivery strategy. We conduct a significant number of customer surveys each year to ensure customer satisfaction and provide us with feedback to continue improving our superior customer purchase experience.

Balanced mix of premium video products and appliances. We offer an extensive selection of premium video products and appliances. Historically, our appliance business has provided us with financial stability and consistently strong cash flow while our television and video products have contributed significantly to our growth in sales and profitability. Our cash flow tends to be less seasonal and more stable over the long term as a result of our balanced merchandise mix of video products and appliances. In addition, the combination of large screen televisions and appliances, each of which frequently requires home delivery and installation, provides us with efficiencies in home delivery and installation.

Proven ability to successfully penetrate new markets. We seek to expand our highly portable store concept into new markets where we believe there is significant underlying demand for our product mix and customer services, as well as an attractive demographic profile. We have successfully opened or acquired stores in 13 new metropolitan markets since 1998, adding 113 stores, most recently in the Tampa, Florida; Memphis, Tennessee and Richmond, Virginia markets. We typically enter a market with a scaled presence to efficiently leverage our advertising spending, regional management and delivery and distribution infrastructure. Within a short time period, usually not exceeding 18 months, we grow our store count in the new market to optimize leverage of our fixed costs and our market share. In fiscal 2011, we plan to open 40 to 45 new stores, predominately in the Mid-Atlantic markets of Baltimore, Maryland; Philadelphia, Pennsylvania and Washington, D.C.

Strong store economics. We closely adhere to our prototype store format when opening new stores, which helps simplify our operations and ensures consistent execution. Our stores typically generate positive cash flow within three months of opening and provide a cash payback in less than three years. Strong store economics, combined with efficient inventory management, generate significant free cash flow to internally fund a portion of our growth. During fiscal 2010 and 2009, our stores averaged net sales of $12.8 million and contributed to a 4.7% operating income margin. During this same period, our new stores required average net capital expenditures of $0.7 million and average initial net-owned inventory investments of $0.9 million.

Experienced management team. Our executive management team has an average of over 15 years of experience with us and 27 years of overall industry experience. Under our management team’s direction, we have grown our store base at a compound annual growth rate of 18.0% since fiscal 1998 and successfully entered 13 new metropolitan markets.

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

Our philosophy for providing our customers with a superior purchase experience includes:

•	employing a highly motivated, commissioned sales force and training them so they are able to educate our customers on the benefits of feature-rich, higher margin products;

•	offering a deep product assortment in core categories;

•	providing a warm and bright store ambiance that showcases our products well;

•	providing same-day delivery for many of our products and quality in-home installation services;

•	offering extended-term financing through a third-party private label credit card to qualified customers;

•	offering convenient 40 minute call-ahead service for delivery;

•	soliciting customer feedback to allow us to monitor and improve individual employee performance;

•	conducting broad consumer and market research to ensure a top quality, competitively-priced offering; and

•	offering customer support through our central call center seven days per week.

Product Service and Support. We currently outsource product service and repair of our products sold with and without extended warranties. The majority of extended warranties we sell to our customers are third-party PSPs. The PSPs typically extend three to five years beyond the manufacturer’s warranty and cover all service and repair-related maintenance. We closely monitor the performance of our third-party vendor to ensure the quality and timeliness of their repair services. We offer customer support via our central customer service call center. Our service center is open seven days a week and provides customers with a toll-free resource to ask product and other support-related questions.

Private Label Credit Card. We offer customers financing through a private label credit card with a third-party financial institution. The third-party financial institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts.

Merchandising and Purchasing

Merchandise. We focus on offering extensive product and brand selections. We offer a broad selection of leading brands at everyday competitive prices and provide a balance of digital and home theater products and appliances. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic. Our balanced mix of premium video products and appliances historically provides us with a more stable and less-seasonal cash flow.

Product Categories. We sell a wide variety of premium video products, including digital televisions and home theater systems, appliances, audio products, notebook computers, mattresses and related services. The table below lists selected products and representative brands for our core merchandise categories:

Category	Products	Selected Brands
Video	Flat panel televisions (including LED, LCD, micro display and plasma formats), and Blu-Ray and DVD players	Curtis, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony and Toshiba

Appliances	Washers and dryers, refrigerators, cooking ranges, dishwashers, freezers, and air conditioners	Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool

Other	CD players, digital camcorders, digital cameras, gaming bundles, home theater receivers, mattresses, MP3 players, notebook computers, personal navigation, speaker systems and telephones	Acer, Canon, Garmin, HP, Nikon, Samsung, Serta, Sony and Toshiba

Vendor Relationships. Our top 10 and 20 suppliers accounted for over 82.2% and 90.3%, respectively, of merchandise purchased by us during fiscal 2010. Our key suppliers include Frigidaire, GE, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool.

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

Personnel and Training

Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Over 97% of our sales associates are full-time employees. Our sales associates are compensated based on both sales and product profitability. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of 10 hours per month in order to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.

Manager-In-Training (MIT) Program. We operate a professional development program that provides managers with a variety of tools and training to assist them in leading their associates and meeting their performance objectives. Manager candidates undergo comprehensive training in store operations, sales, management and communication skills so that they can eventually manage their own stores and have the opportunity to become regional managers. Candidates first participate in our MIT program, which develops each manager’s managerial and supervisory skills. After completion of our training programs, manager candidates work as assistant managers. Successful assistant managers are provided the opportunity to manage one of our lower-volume stores, where they are supervised closely by their regional manager. Managers earn an opportunity to operate higher-volume stores as they demonstrate greater proficiency in their management skills.

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

Distribution and Warehousing

Our distribution and warehousing functions are designed to optimize inventory availability and turnover, delivery efficiency, and minimize product handling. Our distribution and warehousing system at March 31, 2010 consisted of four central distribution centers, or CDCs, and nine regional distribution centers, or RDCs. We operate CDCs in Atlanta, Georgia; Brandywine, Maryland; Indianapolis, Indiana and Orlando, Florida and RDCs in Birmingham, Alabama; Charlotte, North Carolina; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Jacksonville, Florida; Louisville, Kentucky; Nashville, Tennessee and Raleigh, North Carolina. In fiscal 2011, we plan to open one additional RDC in the Philadelphia, Pennsylvania metropolitan area. CDCs receive products directly from manufacturers and stock merchandise for local customer delivery and store and RDC replenishment. RDCs receive inventory daily from their respective CDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our CDCs and RDCs operate seven days a week. All of our distribution facilities are leased.

The following table sets forth certain information relating to our CDCs and RDCs as of March 31, 2010:

Facility	Opening Date	Area Served	Size (sq. ft)
CDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Brandywine, Maryland	March 2010	Mid-Atlantic	393,440
Indianapolis, Indiana	June 1986	Midwest	319,458
Orlando, Florida	April 2008	Florida	180,126

RDC:
Birmingham, Alabama	April 2007	Birmingham	65,000
Charlotte, North Carolina	April 2005	Charlotte	99,688
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	166,790
Jacksonville, Florida	March 2008	Jacksonville	71,760
Louisville, Kentucky	August 2002	Louisville	61,000
Nashville, Tennessee	October 2006	Nashville	100,000
Raleigh, North Carolina	August 2007	Raleigh	108,000

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

During fiscal 2010, we completed the migration of our inventory and supply chain management software from our legacy hardware platform and operating system to a new hardware platform, relational database and operating system. This migration transferred our existing applications to a platform scalable for future growth and was designed to provide continuity in the end-user interface screens, thereby eliminating the cost and lost productivity of re-training our store and distribution associates on a new enterprise resource planning application. The migration maintained our applications’ proven transactional processing capabilities that have contributed to strong inventory turns and shrink results, as well as enabled same-day delivery of virtually all of our products.

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

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2010, we had no capital expenditures for environmental control facilities and no such expenditures are anticipated in the foreseeable future.

Seasonality

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2010 and 2009, we generated 30.7% and 29.8%, respectively, of our net comparable store sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes.

Trade Names and Trademarks

We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: hhgregg™, HHGREGG.COM®, H.H. Gregg Appliances Electronics Computers®, HHGREEN® , GIVING YOU THE POWER TO GO GREEN®, HHG®, Fine Lines®, hhgregg Fine Lines™, Fine Points™ and Price and Advice Guaranteed™.

Employees

As of March 31, 2010, we employed approximately 4,900 employees, of whom approximately 91% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.

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

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.hhgregg.com — select the “Investor Relations” link and then the “Financials and SEC Filings” link.

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

hhgregg, Inc.

Vice President of Finance

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

The following should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Our accelerated growth strategy depends in part on our ability to open and profitably operate new stores in existing and new geographic markets. If we fail to successfully manage the challenges our planned growth poses, fail to maintain our financial and internal controls and systems or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

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

We have many competitors, direct and indirect. If we fail to execute our merchandising, marketing and distribution strategies effectively, those competitors could take sales and market share from us.

The retail market for consumer electronics and major home appliances is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Sears, Lowe’s, Home Depot,

Wal-Mart, locally-owned regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar consumer electronics and major home appliances. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats;

•	improved retail sales methods;

•	online product offerings; and

•	expansion into markets where we currently operate.

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

The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Frigidaire, GE, LG, Mitsubishi, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 82.2% and 90.3%, respectively, of our purchases in fiscal 2010. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

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

If we fail to hire, train and retain qualified managers, sales associates and other employees we could lose sales to our competitors.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our manager-in-training program, our level of customer service may decline, which may decrease our net sales and profitability. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

We are subject to certain statutory, regulatory and legal developments which could have a material adverse impact on our business.

Our statutory, regulatory and legal environment exposes us to complex compliance and litigation risks that could materially adversely affect our operations and financial results. The most significant compliance and litigation risks we face are:

•	The difficulty of complying with sometimes conflicting statutes and regulations in local, state and national jurisdictions;

•

The impact of proposed, new or changing statues and regulations, including, but not limited to, financial reform, environmental, labor reform, health care reform and/or other as yet unknown legislations that could affect how we operate and execute our strategies as well as alter our expense structure;

•	The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards; and

•	The impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

Adapting to regulatory changes and defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters which could adversely affect our results of operations

Regulatory developments in the United States could impact our private-label credit card financing offers and have a material adverse impact on our net sales and profitability.

We offer private-label credit cards through a third-party financial institution that manages and directly extends credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Private label credit card sales accounted for 29%, 33% and 37% of our net sales in fiscal 2010, 2009 and 2008, respectively. Recently enacted legislative and regulatory changes that focus on a variety of credit related matters have had no material adverse impact on our operations to date. However, if future legislative or regulatory restrictions or prohibitions arise that affect our ability to offer promotional financing and we are unable to adjust our operations in a timely manner, our revenue and profitability may be materially adversely affected.

If we fail to anticipate changes in consumer preferences, our net sales and profitability may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase net sales depends to a large extent on the periodic introduction and availability of new products and technologies. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics such as high efficiency appliances and high definition televisions. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance. Our margins are enhanced due to our ability to sell more feature rich products with higher margins early in the product life cycle, thus a lack of new products in the market would impair our ability to maintain gross margins as a percentage of sales. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost sales and lower margins due to the need to mark down excess inventory. If we are unable to effectively introduce and sell new products to our customers, our business and results of operations could be adversely affected.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs, working capital requirements and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and continuous management information system updates. Net capital expenditures during fiscal 2010 were $58.5 million. If the cash provided by operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans and defer some or all of the upgrade of our management information systems.

Our quarterly results fluctuate due to seasonal demand for our products and if we miscalculate this demand our net sales and profitability could decline.

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2010 and 2009, we generated 30.7 % and 29.8%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending December 31, our net sales could decline, resulting in excess inventory, which could tie up our working capital and revolving credit facility, as well as lower our profit margin as a result of product markdowns. A shortfall in expected net sales, combined with significant additional expenses during the fiscal quarter ended December 31, could cause a significant decline in our operating results.

If we are unable to retain key management, we could have difficulty implementing our business strategy, which may result in reduced net sales, operating margins and profitability.

We are dependent on the skills, experience and continued service of our senior management. We have employment agreements with these key officers which include secrecy, non-competition and other customary provisions. If members of senior management cease to be active in the management of our business or decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy, which may result in reduced net sales, operating margins and profitability.

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

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

Because our hhgregg stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.

During fiscal 2011, we will operate stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these markets. If these markets individually or collectively suffer an economic downturn or other adverse event, there could be an adverse impact on our comparable store sales, net sales and profitability and our ability to implement our planned expansion program. Several of our larger competitors operate stores nationwide and thus are not as vulnerable as we are to these risks. In addition, our net sales depend on discretionary consumer spending, which may decrease on a regional basis due to a number of factors beyond our control, including unfavorable economic conditions, increases in consumer debt levels, unemployment or inflation, or other factors that adversely affect consumer confidence.

A natural disaster or other disruption at our central distribution centers could cause us to lose merchandise and be unable to effectively deliver to our customers and stores, which could reduce our profits.

At March 31, 2010, we relied on four central distribution centers in Atlanta, Brandywine, Indianapolis and Orlando to handle our distribution needs. Any natural disaster or other serious disruption to these centers due to fire, tornado, hurricane or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our stores and deliver merchandise to customers and could result in decreased net sales, increased costs and reduced profits.

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

Our ability to operate our business from day to day largely depends on the efficient operation of our management information system. We use our management information system to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our financial results. During fiscal 2010, we completed migrating our inventory and supply chain management software from our legacy hardware platform and operating system to a new hardware platform, relational database and operating system.

If we do not maintain the security of customer, associate, or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Any significant compromise or breach of customer, associate or company data security could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

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

Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 55.0% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Stores and Store Operations

Operations. Our store operations are organized into 18 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, a sales manager, an operations manager and a staff averaging 20 salespeople and 10 additional support staff. Our stores are open seven days and six nights a week.

Locations. As of March 31, 2010, we leased all of our stores and distribution centers, which are located in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Our stores average approximately 34,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, central distribution and warehousing facility, and corporate call center. Our distribution and warehousing system consists of four CDCs and nine RDCs. For a description of our CDCs and RDCs, see “Item 1. Business — Distribution and Warehousing.”

The following table sets forth our store locations:

State	Stores Opened at March 31, 2009	Store Openings	Store Closures	Stores Opened at March 31, 2010
Alabama	5	—	—	5
Florida	14	6	—	20
Georgia	13	2	—	15
Indiana	16	1	—	17
Kentucky	6	—	—	6
Mississippi	—	1	—	1
North Carolina	14	3	—	17
Ohio	26	1	—	27
South Carolina	6	—	—	6
Tennessee	10	2	(1)	11
Virginia	—	6	—	6

	110	22	(1)	131

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

Store Development. Since 1998, we have successfully entered 13 new metropolitan markets, most recently in Tampa, Florida, Memphis, Tennessee and Richmond, Virginia. Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This timeframe can be reduced to 6 to 9 months when no new property build-out is required. In fiscal 2011, we plan to open 40 to 45 new stores, predominately in the Mid-Atlantic markets of Baltimore, Maryland; Philadelphia, Pennsylvania and Washington, D.C.

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

	Stock Price
	High	Low
Fiscal 2010
First Quarter	$18.35	$13.30
Second Quarter	20.32	14.59
Third Quarter	22.48	16.49
Fourth Quarter	26.42	18.56

Fiscal 2009
First Quarter	$13.09	$10.00
Second Quarter	10.97	9.00
Third Quarter	9.50	3.73
Fourth Quarter	14.50	7.01

We did not pay cash dividends on our common stock during the last two fiscal years and do not expect to pay cash dividends in the near future. In addition, the terms of our credit facilities place restrictions on our ability to pay dividends and otherwise transfer assets to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”. As of April 30, 2010, there were 81 holders of record of our common stock.

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

The graph below compares the cumulative total shareholder return on hhgregg common stock from the initial public offering (IPO) date of July 19, 2007 through March 31, 2010 with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500), and the Standard & Poor’s Retail Index (S&P Retail Index).

The graph assumes an investment of $100 at the close of trading on July 19, 2007, the hhgregg IPO date, in hhgregg common stock, the S&P 500 and the S&P Retail Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	July 19, 2007	March 31, 2008	March 31, 2009	March 31, 2010
hhgregg, Inc.	100	86.54	108.81	194.15
S&P 500	100	85.17	51.38	75.30
S&P Retail Index	100	73.72	56.24	86.14

ITEM 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2010, 2009, 2008, 2007 and 2006 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except per share data and as otherwise indicated. We have not declared cash dividends for the periods indicated below.

	Fiscal Year Ended March 31,
	2010 (1)		2009 (2)		2008 (1)		2007 (1)(2)		2006 (2)(3)
Statement of Income Data:
Net sales	$1,534,253		$1,396,678		$1,256,666		$1,059,428		$900,424
Gross profit	466,941		435,108		388,933		328,732		283,912
Income from operations	68,791		69,643		68,317		53,819		59,609
Net income	$39,198		$36,497		$21,406		$21,358		$22,215
Per Share Data:
Weighted average shares outstanding
Basic	36,649,515		32,391,392		31,130,680		28,496,728		28,307,332
Diluted	37,990,208		33,063,511		32,188,984		29,400,378		28,307,332
Net income per share
Basic (4)	$1.07		$1.13		$0.69		$0.75		$0.78
Diluted (5)	$1.03		$1.10		$0.67		$0.73		$0.78
Cash Flow Data:
Net capital expenditures (6)	$58,510		$21,117		$34,915		$12,409		$19,046
Operating Statistics:
Gross profit (as a percentage of net sales)	30.4%		31.2%		30.9%		31.0%		31.5%
Income from operations (as a percentage of net sales)	4.5%		5.0%		5.4%		5.1%		6.6%
Working capital (as a percentage of net sales) (7)	12.0%		5.1%		2.1%		1.6%		2.2%
Number of stores, end of period	131		110		91		77		67
Total store square footage (in thousands)	4,403		3,698		3,127		2,651		2,333
Comparable store sales (decrease) increase (8)	(6.6)%		(8.3)%		4.8%		5.5%		1.7%
Inventory turnover (9)	6.2	x	7.0	x	7.0	x	6.9	x	7.0	x
Year End Data
Cash and cash equivalents	$157,837		$21,496		$1,869		$1,498		$2,301
Total assets	605,919		350,375		329,919		290,525		283,764
Total debt, including current portion	88,341		92,608		92,608		134,459		178,242
Stockholders’ equity (deficit)	253,408		125,153		81,674		16,293		(5,154)

(1)	Fiscal 2010, fiscal 2008 and fiscal 2007 net income includes losses related to the early extinguishment of debt of $0.1 million, $21.9 million and $1.4 million, respectively. Please refer to footnote 5 of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the 2010 and 2008 amounts.

(2)	Fiscal 2009, fiscal 2007 and fiscal 2006 net income includes $0.6 million, $2.0 million, and $1.0 million of restructuring and asset impairment charges, respectively. In fiscal 2009, impairment charges were related to a specific store where the expected future cash flows were less than the carrying amount of the property. Please refer to footnote 1(i) of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the impairment. For fiscal 2007, this amount represents the goodwill impairment charge associated with the acquisition of a single-store appliance supplier. For fiscal 2006, this amount represents the restructuring charges related to the outsourcing of our product service and repair offerings.
(3)	Fiscal 2006 income from operations and net income includes a gain of $27.8 million for the transfer of extended maintenance obligations. Prior to October 2005, we sold third-party premium service plans, or PSPs, on appliances and sold our own self-insured PSPs on electronics. We also maintained a service and repair network to service the electronics PSPs we sold and to do repair work on behalf of certain electronics manufacturers for manufacturer warranty claims. In October 2005, we began outsourcing our self-insured electronics warranties and exited the product service business to remove exposure to warranty liabilities and reduce the costs and complexity associated with product service and repair. The gain reflects the transfer of our existing extended service plan liabilities on electronics to a third party less the payment made to General Electric (GE), the third party.
(4)	Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding.
(5)	Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares from outstanding options and stock appreciation rights been issued.
(6)	Represents the capital expenditures offset by the proceeds and deposits received for sale leaseback transactions.
(7)	Working capital represents current assets excluding customer deposits and the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of sales.
(8)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.
(9)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the trailing 12-month period by the average of the beginning and ending inventory for that period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgregg™. As of March 31, 2010, we operated 131 stores in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 82% and 85% of our net sales mix in fiscal 2010 and 2009, respectively.

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

The following table summarizes certain operating data that we believe are important to an understanding of our operating model:

	Fiscal Year Ended March 31,
	2010		2009		2008
Inventory turnover (1)	6.2	x	7.0	x	7.0	x
Working capital (as a percentage of net sales) (2)	12.0%		5.1%		2.1%
Net capital expenditures (as a percentage of net sales) (3)	3.8%		1.5%		2.8%
Income from operations (as a percentage of net sales)	4.5%		5.0%		5.4%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.
(2)	Working capital represents current assets excluding customer deposits and the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of net sales.
(3)	Net capital expenditures represent capital expenditures less proceeds and deposits from sale and leaseback transactions, expressed as a percentage of net sales.

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 6.7 turns per year over the past three fiscal years. Our working capital has averaged 6.7%, expressed as a percentage of net sales, over the past three fiscal years. Our net capital expenditures have averaged 2.7%, measured as a percentage of net sales, over the past three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past three fiscal years. This has enabled us to de-leverage our balance sheet and internally fund our store growth.

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

During fiscal 2010, we opened a net total of 21 new stores of which 16 were opened in new markets. The new markets included Tampa, Florida; Memphis, Tennessee and Richmond, Virginia. During the past twelve months, we also opened a fourth central distribution center in Brandywine, Maryland to support our growth plans. During July 2009, we announced our intention to accelerate our growth strategy by opening between 40 and 45 new stores during fiscal 2011, predominately in the Mid-Atlantic markets of Baltimore, Maryland; Philadelphia, Pennsylvania and Washington, D.C. Over half of these stores are expected to open during the first fiscal quarter of 2011, with the vast majority of the remaining stores expected to open prior to the calendar 2010 holiday selling season.

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

Our products are rich in features and innovations and are ever-changing. We find that customers find it helpful to have someone explain the features and benefits of our products. We believe this assistance gives our customers the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering same-day delivery on many of our products and high quality, in-home installation service. We offer this suite of services at a competitive price, under our philosophy, “Price and Advice, Guaranteed.”

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

There has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the Consumer Electronics Association (CEA), television sales to dealers are expected to fall 2% this calendar year in terms of dollars, which is a function of an expected 5.3% increase in units sold offset by declining average selling prices. As with similar product life cycles for console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as LED technology, with an increased focus and selection on larger screen sizes.

According to the CEA, sales for consumer electronics are expected to increase 0.3% in the current calendar year. Blu-ray players, notebook computers, and smartphones are all categories which are expected to have growth in sales during calendar 2010. The CEA expects the growth in these categories to be offset by declines in sales of desktop computers, digital cameras and personal navigation devices.

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

The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Additionally, form and aesthetics have become an increasingly important factor in major appliance purchase decisions. Accordingly, average unit selling prices of major appliances are not expected to change dramatically for the foreseeable future.

Conversely, retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. As demand in the housing market has remained relatively low over the past few years, our appliance sales traffic has suffered significantly. Recent trends have shown stabilization of the housing market which has translated into signs of improving demand in the appliance category. The Association of Home Appliance Manufacturers most recent forecast estimates a 3.3% increase in shipments of major appliances during calendar year 2010.

Seasonality. We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2010 and 2009, we generated 30.7% and 29.8%, respectively, of our net comparable store sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to offset the seasonality of our overall business.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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

During the year, due to complexity and diversity of the individual vendor programs, we perform analyses and review historical trends to ensure the amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected purchase volumes. Additionally, on a monthly basis we review the collectability of the accrued vendor allowances and adjust for any valuation concerns.

We have not made any material changes in the accounting methodology used to record vendor receivables in the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross margin and inventory. However, substantially all vendor allowance receivables and deferrals outstanding at year end are collected and recognized within the following quarter, and therefore do not require subjective long-term estimates. Adjustments to gross margin and inventory in the following fiscal year have historically not been material. A 10% difference in our vendor allowance receivables at March 31, 2010, would have affected net earnings by approximately $0.6 million in fiscal 2010.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 31, 2010, would have affected net earnings by less than $0.1 million in fiscal 2010.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 31, 2010, would have affected net earnings by less than $0.1 million in fiscal 2010.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For the fiscal year ended March 31, 2009, we recorded a pre-tax impairment loss of $0.6 million related to asset impairment of one of our retail locations. There was no impairment recorded during the fiscal years ended March 31, 2010 or 2008, respectively.

Accruals for Uncertain Tax Positions

Accounting guidance on income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We are subject to U.S. federal and certain state and local income taxes. Our income tax returns, like those of most companies, are periodically audited by federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for more likely than not exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

We use significant estimates that require management’s judgment in calculating our provision for income taxes. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial position, results of operations, or cash flows.

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

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. At March 31, 2010 and 2009, we had no liability for unrecognized tax benefits.

Revenue Recognition

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives service. We honor returns from customers within 14 days from the date of sale and provide allowances for estimated returns based on historical experience.

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

As of March 31, 2010, we did not have sufficient historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings reported in fiscal 2010. In the future, if we determine that sufficient historical data exists and gift card breakage can be estimated, we will recognize such gift card breakage in earnings.

We sell PSPs on appliance and electronic merchandise for periods ranging up to 10 years. For PSPs sold by us on behalf of a third party, the net commission revenue is recognized at the time of sale. We are not the primary obligor on PSPs sold on behalf of third parties. Funds received for PSPs in which we are the primary obligor are deferred and the incremental direct costs of selling the PSPs, are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the PSPs are expensed as incurred.

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

A 10% change in our sales return reserve at March 31, 2010 would have affected net earnings by less than $0.1 million in fiscal 2010.

Self-Insured Liabilities

We are self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

The following table provides our stop loss coverage for individual claims for the fiscal years ended March 31, 2010, 2009 and 2008 (in thousands):

	Fiscal Year ended March 31,
	2010	2009	2008
Workers’ Compensation	$300	$250	$250
General Liability	$250	$200	$200
Motor Vehicles	$100	$100	$100
Medical Insurance	$150	$150	$150

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

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at March 31, 2010, would have affected net earnings by approximately $0.4 million in fiscal 2010.

Results of Operations

Operating Performance. The following table presents selected consolidated financial data (dollars in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2010	2009	2008
Net sales	$1,534,253	$1,396,678	$1,256,666
Net sales % increase	9.9%	11.1%	18.6%
Comparable store sales % (decrease)/increase (1)	(6.6)%	(8.3)%	4.8%
Gross profit as % of net sales	30.4%	31.2%	30.9%
SG&A as % of net sales	21.1%	20.5%	20.3%
Net advertising expense as a % of net sales	3.8%	4.5%	4.3%
Depreciation and amortization expense as a % of net sales	1.1%	1.1%	1.0%
Income from operations as a % of net sales	4.5%	5.0%	5.4%
Net interest expense as a % of net sales	0.3%	0.5%	0.8%
Loss related to early extinguishment of debt as a % of net sales	0.0%	0.0%	1.7%
Net income	$39,198	$36,497	$21,406
Net income per diluted share	$1.03	$1.10	$0.67
Weighted average shares outstanding — diluted	37,990,208	33,063,511	32,188,984
Number of stores open at the end of the period	131	110	91

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $39.2 million, or $1.03 per diluted share, for fiscal 2010, compared with net income of $36.5 million, or $1.10 per diluted share, for fiscal 2009 and $21.4 million, or $0.67 per diluted share, for fiscal

2008. The net income in fiscal 2008 included a $21.9 million pretax loss for the early extinguishment of debt primarily arising from our debt refinancing completed in July 2007, or a $0.41 net loss per diluted share. The improvement in fiscal 2010 earnings as compared to fiscal 2009 reflects a 9.9% increase in net sales in addition to a 17 basis point decrease in interest expense as a percentage of net sales partially offset by deleveraging SG&A due to the comparable store sales decrease and start-up investments in warehouse, distribution, management training, pre-opening occupancy and relocation costs to support the new store growth in the Mid-Atlantic and a 72 basis point decline in gross profit margin, which is discussed below.

Net sales increased 9.9% in fiscal 2010 to $1,534.3 million from $1,396.7 million fiscal 2009. Net sales for fiscal 2009 increased 11.1% to $1,396.7 million from $1,256.7 million for fiscal 2008. The increase in sales for fiscal 2010 was primarily attributable to the net addition of 21 stores during fiscal 2010 partially offset by a 6.6% decrease in comparable store sales. The increase in sales for fiscal 2009 was primarily attributable to the addition of 19 stores during fiscal 2009 partially offset by a 8.3% decrease in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2010, 2009 and 2008, respectively, were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2010	2009	2008	2010	2009	2008
Video	47%	50%	46%	(12.3)%	(1.1)%	4.7%
Appliances	35%	35%	39%	(3.9)%	(16.5)%	1.6%
Other (1)	18%	15%	15%	5.9%	(8.0)%	15.9%

Total	100%	100%	100%	(6.6)%	(8.3)%	4.8%

(1)	Primarily consists of audio, personal electronics, mattresses, notebook computers and furniture and accessories.

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Our 6.6% comparable store sales decrease for the twelve months ended March 31, 2010 was primarily driven by the 12.3% decrease in comparable store sales for the video category, which was due to the impact of falling average selling prices more than offsetting the increase in units sold. The comparable store sales decline in the appliance category for fiscal 2010 was due to weak demand across all appliance categories in the first half of the fiscal year, offset by improving demand in the second half of the fiscal year. These declines were partially offset by an increase in comparable store sales for other category, which was due to double digit comparable store sales increases in notebook computers, partially offset by declines in the small electronics category.

Gross profit margin increased $31.8 million or, expressed as gross profit as a percentage of net sales, decreased 72 basis points for the twelve months ended March 31, 2010, compared with the prior year. Our overall gross profit margin decrease was attributable largely to the favorable buying opportunities in the prior year, which were the result of temporary excess supply in the market place that allowed us to purchase product from our vendors at reduced prices. In addition, the gross profit margin as a percentage of net sales decreased as a result of a shift in sales mix towards lower-margin notebook computers, slightly offset by an increase in the appliance sales mix which carries with it a higher gross margin percentage.

SG&A increased $36.5 million or, as a percentage of net sales, increased 54 basis points for the twelve months ended March 31, 2010, compared with the prior year period. Included in SG&A are occupancy costs, which increased 47 basis points as a percentage of net sales as a result of the decline in comparable store sales and the additional rent expense for the new stores scheduled to open in the first quarter of fiscal 2011. Expense control from various costs savings initiatives, as well as the overall variable structure of our payroll, allowed our other SG&A categories and payroll to remain relatively consistent in fiscal 2010 compared to fiscal 2009.

Net advertising expense decreased $4.4 million or, as a percentage of net sales, decreased 69 basis points during fiscal 2010 when compared to fiscal 2009. This decline was driven by reduced advertising rates in the first half of fiscal 2010 and greater advertising support from our vendors.

Other expense decreased $1.8 million or, as a percentage of net sales, decreased 17 basis points for fiscal 2010 from fiscal 2009 due to a decline in net interest expense as a result of lower debt levels in fiscal 2010 as compared to the prior year.

Income tax expense decreased $1.7 million or, as a percentage of net sales, decreased 28 basis points during the twelve months ended March 31, 2010 when compared with the respective comparable prior year period. The decrease was the result of a decline in our effective tax rate for the fiscal year ended March 31, 2010 to 38.3% from 41.7% in fiscal 2009, which was primarily the result of reductions in our effective state income tax rates and a favorable adjustment to the prior year tax receivable.

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Our 8.3% comparable store sales decrease for the twelve months ended March 31, 2009 primarily reflects continued weakness in the appliance category. The double digit comparable stores sales decline in the appliance category for fiscal 2009 was due to decreased sales in the entry-level and lower mid-price point products. In the video category, the comparable stores sales decrease is due to the impact of falling average selling prices more then offsetting the increase in units sold. In the other category, the decrease is due to double digit comparable store sales decreases in mattresses and personal electronics, partially offset by an increase in computer comparable store sales.

Gross profit margin increased $46.2 million or, expressed as gross profit as a percentage of net sales, increased 20 basis points for the twelve months ended March 31, 2009, compared with the prior year period. The appliance gross profit margins exceeded the Company average as a percentage of net sales during the period, but the appliance category accounted for approximately four percentage points less of the consolidated net sales for the period relative to the comparable prior year period, thereby negatively impacting the consolidated gross profit margin. Buying opportunities in the video category, attributable in large part to supply imbalances leading to excess supply, had a modest positive impact for the year compared with the respective prior year period. Small shifts in sales mix within the other product category had a modest positive impact on fiscal 2009 when compared with the respective prior year period.

SG&A increased $32.2 million or, as a percentage of net sales, increased 27 basis points for the twelve months ended March 31, 2009, compared with the respective prior year period. Through various costs savings initiatives, as well as the overall variable structure of our payroll, we leveraged SG&A as a percentage of net sales despite the comparable store sales decline during the twelve months ended March 31, 2009. However, while these items resulted in a decrease in overall SG&A as a percentage of net sales during the last quarter of the year, the impact of the Florida growth investments in the first half of the year, totaling approximately 40 basis points, more than offset the improvements noted above for the twelve month period.

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

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2010	2009	2008
Net cash provided by operating activities	$107,880	$41,450	$67,639
Net cash used in investing activities	(58,432)	(21,036)	(34,830)
Net cash provided by (used in) financing activities	86,893	(787)	(32,438)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Gross capital expenditures were $62.2 million, $33.7 million and $42.2 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The increase in gross capital expenditures during fiscal 2010 compared to fiscal 2009 was primarily attributable to increased capital expenditures on new stores opened in fiscal 2010 and $22.7 million of expenditures on new stores scheduled to open in fiscal 2011, in addition to approximately $2.1 million of additional expenditure in fiscal 2010 related to management information systems. During fiscal 2010, we opened 22 new stores compared to 20 new stores in fiscal 2009. In addition, during fiscal 2010, we received approximately $4.7 million of sale leaseback proceeds compared to $14.4 million in fiscal 2009. The decrease in gross capital expenditures during fiscal 2009 compared to fiscal 2008 was primarily attributable to approximately $5.3 million of additional expenditures in fiscal 2008 related to management information systems, such as the demand management and forecasting tool implemented in fiscal 2008, partially offset by increased capital expenditures for additional store openings. During fiscal 2009, we opened 20 new stores compared to 14 new stores in fiscal 2008. In addition, during fiscal 2009, we received approximately $14.4 million of sale leaseback proceeds compared to $4.4 million in fiscal 2008. We plan to open between 40 and 45 new stores during fiscal 2011. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of anticipated sale and leaseback proceeds for fiscal 2011 store openings and relocations, to range between $42 million and $47 million for fiscal 2011. Capital expenditures are funded through cash provided by operating activities as well as cash and cash equivalents, borrowings on our revolving credit facility and sale and leaseback proceeds. In addition, to help fund our growth, we completed an underwritten public offering, consummated on July 24, 2009, and a private placement transaction of our common stock consummated on August 4, 2009. Proceeds from these transactions, net of underwriting and placement fees, totaled approximately $78.1 million.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $107.9 million, $41.5 million and $67.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The increase in cash flows from fiscal 2010 to fiscal 2009 was primarily the result of increases in net income, increases in tenant allowances received from landlords and decreases in income taxes paid, offset by increases in purchases of merchandise inventory for our new CDC in preparation for early fiscal 2011 store openings. The change in cash flows from fiscal 2009 to fiscal 2008 was primarily the result of the loss associated with the early extinguishment of debt related to the refinancing during fiscal 2008.

Cash Used in Investing Activities. Cash used in investing activities was $58.4 million, $21.0 million and $34.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The increase for fiscal 2010 as compared to fiscal 2009 was due to higher capital expenditures associated with management information systems and an increase in expenditures on new store development, offset by lower proceeds from sale leaseback transactions. The decrease for fiscal 2009 as compared to fiscal 2008 was due to lower capital expenditures associated with management information systems and an increase in proceeds from sale leaseback transactions.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities was $86.9 million, ($0.8) million and ($32.4) million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The change from fiscal 2010 to fiscal 2009 was primarily due to an equity offering completed in fiscal 2010 that provided proceeds of approximately $78.1 million, net of transaction costs, in addition to an increase in cash related to net bank overdrafts. The change between fiscal 2009 and fiscal 2008 was primarily due to the refinancing of our credit facilities completed in fiscal 2008. Fiscal 2008 included $158.0 million of debt extinguishment offset by $100.0 million of proceeds from the issuance of a term loan. Additionally, in fiscal 2008, we received $43.2 million of net proceeds from the issuance of common stock associated with our initial public offering.

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

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments were reduced to $227,099 with a balloon payment at maturity. As provided in the Term B Facility, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. In accordance with the Term B Facility, the next principal payment is due on June 30, 2010. In addition, Gregg Appliances is also required to prepay the outstanding loan, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of March 31, 2010, $88.3 million was outstanding on the Term B Facility and no additional prepayment is required to be made.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at March 31, 2010.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% Senior Notes (Senior Notes). Interest on the Senior Notes was payable in arrears twice a year on February 1 and August 1. The Senior Notes were scheduled to mature on February 3, 2013.

Through March 31, 2009, we had purchased $161.6 million of our Senior Notes of which $112.8 million and $44.3 million was purchased during fiscal 2008 and fiscal 2007 at a weighted-average price of 109.07% and 98.72% of face value, respectively. During fiscal 2008, we recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the Senior Notes, net of related capitalized debt issuance costs of $14.8 million. On March 30, 2010, we purchased the remaining $3.4 million of our Senior Notes at a price of 102.25% of face value. During fiscal 2010 we recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the Senior Notes, net of related capitalized debt issuance costs of $0.1 million.

Junior Notes. On February 3, 2005, Gregg Appliances issued to certain of our stockholders, $25.0 million in unsecured 6% junior subordinated notes based on an effective interest rate of 11%. These junior notes were paid off in conjunction with the net proceeds received as part of our initial public offering in fiscal 2008. Amortization of the discount, which is included in interest expense in the accompanying consolidated statements of income, was approximately $0.2 million for the fiscal year ended March 31, 2008.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (Revolving Credit Facility) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (Amendment No. 1) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at March 31, 2010.

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

Under the Revolving Credit Facility, as amended by Amendment No.1, Gregg Appliances is not required to comply with any financial maintenance covenant, unless it has less than $18.75 million of “excess availability” at any time (compared to $8.5 million prior to the amendment) during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. The amendment allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November.

Amendment No. 1 also modifies the trigger point for the initiation of cash dominion control. Prior to Amendment No. 1, if Gregg Appliances had less than $8.5 million of “excess availability”, it would, in certain circumstances, become subject to cash dominion control. Pursuant to Amendment No. 1, if Gregg Appliances has less than $18.75 million of “excess availability,” it may, in certain circumstances more specifically described in the Revolving Credit Facility, as amended by Amendment No. 1, become subject to cash dominion control.

As of March 31, 2010, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility and $4.8 million of letters of credit outstanding, which expire through December 31, 2010. As of

March 31, 2010, the total borrowing availability under the revolving credit facility was $117.5 million. The interest rate based on the bank’s prime rate as of March 31, 2010 was 3.0%.

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

Our credit ratings and outlooks as of March 31, 2010 are summarized below:

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

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. This derivative instrument expired in October 2009. During the twelve months ended March 31, 2010, we entered into another derivative instrument that became effective October 2009 and expires in October 2011.

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

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility in fiscal 2008. Upon the expiration of this interest rate swap agreement in October 2009, we entered into another interest rate swap agreement on $75 million of our Term B Facility effective October 2009 and expiring October 2011. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

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

During the years ended March 31, 2010 and 2009 the hedge was considered effective and a net unrealized (loss) gain of ($0.2) million and $0.5 million, respectively, was recorded in other comprehensive loss.

Impact of Inflation

The impact of inflation and changing prices has not been material to our revenue or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment have minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products in the video category affect our ability to increase our gross profit margin.

Contractual Obligations

Our contractual obligations at March 31, 2010, were as follows (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$598,008	$62,879	$125,174	$117,889	$292,066
Term loan	88,341	908	1,816	85,617	—
Interest payable on senior notes and term loan (1)	9,065	3,465	4,936	664	—

Total	$695,414	$67,252	$131,926	$204,170	$292,066

(1)	As of March 31, 2010, $75 million of the Term B Facility interest rate was hedged. This hedging agreement expires on October 30, 2011. The remaining $13.3 million of the Term B Facility’s interest rate is variable. Interest assumed above for the Term B Facility is the interest rate applicable at March 31, 2010.

The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2010 was approximately $5.4 million. We are unable to estimate the timing of these future payments under the plan.

We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal year 2026, require various minimum annual rentals, and contain certain options for renewal. Certain of these leases are with related parties, including one of our stockholders. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $49.8 million, $40.1 million and $28.7 million in fiscal 2010, 2009 and 2008, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.5 million, $0.1 million and $0.2 million in fiscal 2010, 2009 and 2008, respectively. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

Off Balance Sheet Items

We do not have any off balance sheet arrangements. We finance some of our development programs through sale and leaseback transactions, which involve selling stores to third parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with U.S. GAAP. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section above. Additional information regarding our operating leases is available in “Business — Properties,” and Note 9, Leases, in the Notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

As of March 31, 2010, our short-term and long-term debt was comprised of our Revolving Credit Facility and our Term B Facility.

Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of March 31, 2010, we had no cash borrowings under our Revolving Credit Facility.

As of March 31, 2010, we had $88.3 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $75.0 million of the outstanding amount of the Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.1 million.

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

The accompanying consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, which conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). The independent registered public accounting firm’s responsibility is to express an opinion on the consolidated financial statements based on its audits in accordance with the standards of the PCAOB.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2010. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, Financial Statements and Supplementary Data, on the effectiveness of our internal control over financial reporting.

/s/ DENNIS L. MAY	/s/ JEREMY J. AGUILAR
Dennis L. May	Jeremy J. Aguilar
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

hhgregg, Inc.:

We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2010. We also have audited the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, hhgregg, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Indianapolis, Indiana

May 27, 2010

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except share and per share data)
Net sales	$1,534,253	$1,396,678	$1,256,666
Cost of goods sold	1,067,312	961,570	867,733

Gross profit	466,941	435,108	388,933
Selling, general and administrative expenses	323,182	286,655	254,486
Net advertising expense	57,808	62,224	53,525
Depreciation and amortization expense	17,160	15,984	12,605
Asset impairment charges	—	602	—

Income from operations	68,791	69,643	68,317
Other expense (income):
Interest expense	5,154	7,103	10,706
Interest income	(49)	(15)	(88)
Loss related to early extinguishment of debt	146	—	21,930

Total other expense	5,251	7,088	32,548

Income before income taxes	63,540	62,555	35,769
Income tax expense	24,342	26,058	14,363

Net income	$39,198	$36,497	$21,406

Net income per share
Basic	$1.07	$1.13	$0.69
Diluted	$1.03	$1.10	$0.67
Weighted average shares outstanding-Basic	36,649,515	32,391,392	31,130,680
Weighted average shares outstanding-Diluted	37,990,208	33,063,511	32,188,984

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2010 and 2009

	2010	2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$157,837	$21,496
Accounts receivable — trade, less allowances of $177 and $219, respectively	7,312	5,319
Accounts receivable — other	23,411	9,038
Merchandise inventories, net	201,503	141,610
Prepaid expenses and other current assets	8,529	4,247
Deferred income taxes	6,155	4,421

Total current assets	404,747	186,131

Net property and equipment	133,013	83,555
Deferred financing costs, net	3,196	2,624
Deferred income taxes	64,096	77,564
Other assets	867	501

Total long-term assets	201,172	164,244

Total assets	$605,919	$350,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$149,414	$62,265
Current maturities of long-term debt	908	908
Customer deposits	20,330	15,234
Accrued liabilities	44,846	32,067

Total current liabilities	215,498	110,474

Long-term liabilities:
Long-term debt, excluding current maturities	87,433	91,700
Other long-term liabilities	49,580	23,048

Total long-term liabilities	137,013	114,748

Total liabilities	352,511	225,222

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and 2009	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 38,517,388 and 32,744,111 shares issued and outstanding as of March 31, 2010 and 2009, respectively	4	3
Additional paid-in capital	254,770	165,524
Accumulated other comprehensive loss	(982)	(747)
Accumulated deficit	(300)	(39,498)

	253,492	125,282
Note receivable for common stock	(84)	(129)

Total stockholders’ equity	253,408	125,153

Total liabilities and stockholders’ equity	$605,919	$350,375

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended March 31, 2010, 2009 and 2008

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March 31, 2007	$—	$3	$113,906	$—	$(97,401)	$(215)	$16,293
Comprehensive income:
Net income					21,406		21,406
Unrealized loss on hedge arrangement, net of tax benefit of $861				(1,292)			(1,292)

Total comprehensive income							20,114
Issuance of common stock	—	—	48,750	—	—	—	48,750
Transaction costs for stock issuance	—	—	(5,513)	—	—	—	(5,513)
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	27	27
Exercise of stock options	—	—	297	—	—	—	297
Stock compensation expense	—	—	1,706	—	—	—	1,706

Balance at March 31, 2008	$—	$3	$159,146	$(1,292)	$(75,995)	$(188)	$81,674

Comprehensive income:
Net income					36,497		$36,497
Unrealized gain on hedge arrangement, net of tax expense of $364				545			545

Total comprehensive income							37,042
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	59	59
Transaction costs for stock issuance	—	—	60	—	—	—	60
Exercise of stock options	—	—	3,117	—	—	—	3,117
Stock compensation expense	—	—	2,676	—	—	—	2,676
Excess tax benefits from stock-based compensation	—	—	525	—	—	—	525

Balance at March 31, 2009	$—	$3	$165,524	$(747)	$(39,498)	$(129)	$125,153

Comprehensive income:
Net income					39,198		$39,198
Unrealized loss on hedge arrangement, net of tax benefit of $154				(235)			(235)

Total comprehensive income							38,963
Issuance of common stock	—	1	82,912	—	—	—	82,913
Transaction costs for stock issuance	—	—	(4,764)	—	—	—	(4,764)
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	45	45
Exercise of stock options	—	—	4,658	—	—	—	4,658
Stock compensation expense	—	—	3,455	—	—	—	3,455
Excess tax benefits from stock-based compensation	—	—	2,985	—	—	—	2,985

Balance at March 31, 2010	$—	$4	$254,770	$(982)	$(300)	$(84)	$253,408

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$39,198	$36,497	$21,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,160	15,984	12,605
Amortization of deferred financing costs	998	668	843
Accretion of original issue discount	—	—	188
Stock-based compensation	3,455	2,676	1,706
Excess tax benefits from stock-based compensation	(2,985)	(525)	—
(Gain) loss on sales of property and equipment	(69)	140	94
Loss on early extinguishment of debt	146	—	21,930
Deferred income taxes	11,888	4,791	1,185
Asset impairment charges	—	602	—
Tenant allowances received from landlords	13,647	500	—
Changes in operating assets and liabilities:
Accounts receivable — trade	(1,993)	2,802	2,520
Accounts receivable — other	(4,422)	5,225	(104)
Merchandise inventories	(59,893)	(8,242)	(19,766)
Prepaid expenses and other assets	(4,648)	(677)	3,574
Accounts payable	71,483	(15,486)	20,797
Customer deposits	5,096	(2,805)	1,081
Accrued liabilities	17,005	(5,451)	474
Other long-term liabilities	1,814	4,751	(894)

Net cash provided by operating activities	107,880	41,450	67,639

Cash flows from investing activities:
Purchases of property and equipment	(62,161)	(33,715)	(42,175)
Net proceeds from sale leaseback transactions (proceeds from related party were $4.4 million in fiscal 2009)	4,694	14,413	4,402
Deposit on future sale leaseback transactions (applied) received	(1,043)	(1,815)	2,858
Proceeds from sales of property and equipment	78	81	85

Net cash used in investing activities	(58,432)	(21,036)	(34,830)

Cash flows from financing activities:
Proceeds for issuance of common stock	82,913	—	48,750
Transaction costs for stock issuance	(4,764)	—	(5,513)
Proceeds from exercise of stock options	4,658	3,117	297
Excess tax benefits from stock-based compensation	2,985	525	—
Net increase (decrease) in bank overdrafts	7,039	(4,548)	(14,237)
Payments on notes payable	(908)	—	(750)
Payment of financing costs	(1,640)	—	(2,930)
Proceeds from issuance of term loan	—	—	100,000
Payment for early debt extinguishment	(3,435)	—	(158,082)
Other, net	45	119	27

Net cash provided by (used in) financing activities	86,893	(787)	(32,438)

Net increase in cash and cash equivalents	136,341	19,627	371
Cash and cash equivalents
Beginning of year	21,496	1,869	1,498

End of year	$157,837	$21,496	$1,869

Supplemental disclosure of cash flow information:
Interest paid	$4,463	$8,002	$10,960
Income taxes paid	$9,694	$21,775	$17,171

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the Company or hhgregg) is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgreggTM. As of March 31, 2010, the Company had 131 stores located in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

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

(e) Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. The amounts of cash equivalents at March 31, 2010 and 2009 were $155.9 million and $18.0 million, respectively, and the weighted-average interest rates were 0.01% and 0.27%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled approximately $7.0 million and $0 at March 31, 2010 and 2009, respectively, and are reflected as accounts payable in the Company’s consolidated balance sheets.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Activity for the allowance for doubtful accounts for the years ended March 31, 2010, 2009 and 2008, in thousands, was as follows:

	Allowance for Doubtful Accounts
	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2010	219	321	(363)	177
Year ended March 31, 2009	485	736	(1,002)	219
Year ended March 31, 2008	425	548	(488)	485

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

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2010, two vendors accounted for 21.9% and 18.8%, respectively, of merchandise purchases. For the year ended March 31, 2009, two vendors accounted for 20.8% and 14.3%, respectively, of merchandise purchases. For the year ended March 31, 2008, two vendors accounted for 18.0% and 15.4%, respectively, of merchandise purchases.

(h) Property and Equipment

Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period. At the end of the construction period, the Company will sell and lease the location back applying provisions of lease accounting guidance. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations and the locations are accounted for as operating leases. In fiscal 2010, the Company executed three sale and leaseback transactions netting $4.7 million in proceeds on the sales. In fiscal 2009 the Company executed seven sale and leaseback transactions netting $14.4 million in proceeds on the sales. In fiscal 2008, the Company executed three sale and leaseback transactions netting $4.4 million in proceeds on the sales.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Property and equipment consisted of the following at March 31, 2010 and 2009 (in thousands):

	2010	2009
Buildings	$—	$2,635
Machinery and equipment	15,100	12,357
Office furniture and equipment	96,323	68,798
Vehicles	4,715	5,826
Signs	9,128	7,525
Leasehold improvements	62,848	48,135
Construction in progress	34,626	14,273

	222,740	159,549
Less accumulated depreciation and amortization	(89,727)	(75,994)

Net property and equipment	$133,013	$83,555

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	20-40
Machinery and equipment	5-7
Office furniture and equipment	3-7
Vehicles	5
Signs	7
Leasehold improvements	5-15

Depreciation and amortization expense for the years ended March 31, 2010, 2009 and 2008 was $17.2 million, $16.0 million and $12.6 million, respectively.

(i) Impairment of Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating long-lived assets for potential impairment, the Company compares the carrying amount of the asset group to the group’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset group, an impairment loss is calculated. The impairment loss calculation compares the carrying amount of the asset group to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). An impairment loss is recognized if the asset’s carrying amount exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

During the year ended March 31, 2009, a certain store’s profit contribution was significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store were less than its carrying amount, therefore the carrying amount of the leasehold improvements related to this store were reduced to fair value, resulting in a pre-tax charge of $0.6 million for the year ended March 31, 2009. There was no impairment loss required to be recognized during the years ended March 31, 2010 or 2008.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(j) Deferred Financing Costs

Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s Revolving Credit Facility and Term B Facility as discussed in note 5. The Company recognized related amortization expense of deferred financing costs of $1.0 million, $0.7 million and $0.8 million for the years ended March 31, 2010, 2009 and 2008, respectively. As discussed in note 5, $0.1 million and $4.5 million of deferred financing costs were written off in fiscal 2010 and 2008, respectively, in connection with the Company’s early extinguishment of debt related to the Senior Notes as discussed in note 5. Additionally, in fiscal 2008, $0.3 million of deferred financing costs was written off in connection with the repayment of the 6% junior notes and $0.2 million of deferred financing costs was written off in connection with the $10 million prepayment on the Term B Facility.

(k) Self-Insured Liabilities

The Company is self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. The following table provides the Company’s stop loss coverage for individual claims for the fiscal years ended March 31, 2010, 2009 and 2008 (in thousands):

	Fiscal Year ended March 31,
	2010	2009	2008
Workers’ Compensation	$300	$250	$250
General Liability	$250	$200	$200
Motor Vehicles	$100	$100	$100
Medical Insurance	$150	$150	$150

When estimating self-insured liabilities, a number of factors are considered, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Quarterly, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of the self-insured liabilities.

(l) Accrued Straight-Line Rent

Retail and distribution operations are conducted from leased locations. The leases generally require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of the lease agreements generally range from 10 to 15 years. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index.

For leases that contain predetermined fixed escalations of the minimum rent, the related rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. Any differences between the straight-line rent amounts and amounts payable under the leases are recorded as part of deferred rent, and are included in long-term liabilities. Cash or lease incentives received upon entering into certain store leases (tenant allowances) are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The unamortized portion of tenant allowances is recorded as a part of deferred rent, in long-term liabilities. For leases that require contingent rents, management makes an estimate of the contingent rent annually and recognizes the related rent expense on a straight-line basis over the year. At March 31, 2010 and 2009, deferred rent included in long-term liabilities in the Company’s consolidated balance sheets was $37.3 million and $9.6 million, respectively.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Transaction costs associated with the sale and leaseback of properties and any related gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. The Company does not have any retained or contingent interests in the properties, nor does the Company provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments. At March 31, 2010 and 2009, deferred gains of $2.7 million and $5.8 million, respectively, were recorded in other long term liabilities relating to sale and leaseback transactions.

(m) Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company honors returns from customers within 14 days from the date of sale and provides allowances for returns based on historical experience. The Company recorded an allowance for sales returns in accrued liabilities of $0.2 million and $0.3 million at March 31, 2010 and 2009, respectively. The Company recognizes service revenue at the time the service is completed, the price is fixed or determinable, and collectability is reasonably assured.

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

For the years ended March 31, 2010, 2009 and 2008, the Company did not have sufficient historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings. In the future, if the Company determines that sufficient historical data exists and gift card breakage can be estimated, the Company will recognize such gift card breakage in earnings.

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

The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Deferred revenue on extended service agreements:
Balance at beginning of year	$325	$287	$145
Revenue deferred on new agreements	1,459	1,269	999
Revenue recognized	(1,407)	(1,231)	(857)

Balance at end of year	$377	$325	$287

(n) Cost of Goods Sold

Cost of goods sold is defined as the cost of gross inventory sold, including any handling charges, in-bound freight expenses and physical inventory losses, less the recognized portion of certain vendor allowances. Because

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Shipping and handling costs and expenses of $62.6 million, $59.1 million, and $57.2 million for fiscal 2010, 2009 and 2008, respectively, were included in selling, general, and administrative expenses. Included in these costs were delivery expenses of $29.6 million, $27.8 million, and $28.3 million for the years ended March 31, 2010, 2009, and 2008, respectively.

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

(q) Advertising Costs

Advertising costs are expensed as incurred, with the exception of television production costs which are expensed the first time the advertisement is aired. These amounts have been reduced by vendor allowances under cooperative advertising which totaled $27.3 million, $22.9 million, and $21.7 million for the years ended March 31, 2010, 2009, and 2008, respectively.

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

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(t) Stock Based Compensation

The Company records all stock-based compensation, including grants of employee stock options, using the fair value-based method. As the Company was considered a nonpublic entity at the date of adoption that used the minimum value method for pro forma disclosures under the stock compensation guidance, the Company was required to apply the prospective transition method. As such, the Company applies the guidance to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting. Under the provisions of the stock compensation guidance, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. Refer to note 7 for additional information regarding the Company’s stock-based compensation.

(u) Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with accounting guidance on fair value measurements and disclosures, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(w) Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard establishing the FASB Accounting Standards Codification (ASC) as the single official source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the provisions of the ASC in the second quarter of fiscal 2010. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009. Requirements related to Level 3 disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(x) Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the years ended March 31, 2010, 2009 and 2008 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the years ended March 31, 2010, 2009 and 2008, in thousands, is calculated as follows:

	2010	2009	2008
Net income, as reported	$39,198	$36,497	$21,406
Reclassification adjustment for loss (gain) reclassified into income, net of tax	1,059	807	(10)
Unrealized loss on hedge arrangement, net of tax	(1,294)	(262)	(1,282)

Comprehensive income	$38,963	$37,042	$20,114

(2) Fair Value Measurements

The Company adopted new guidance on fair value measurements and disclosures on April 1, 2008. This adoption did not impact the Company’s consolidated results of operations or financial condition. The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2 — inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — unobservable inputs for the asset or liability, as there is little, if any, market activity at the measurement date.

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

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value March 31, 2010	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Other long-term liabilities
Interest rate swap	$1,630	$—	$1,630	$—

The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the year ended March 31, 2010, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Term B Facility approximates fair value as the interest rate is market based. The Company’s Senior Notes had an aggregate fair value and carrying value of $3.4 million at March 31, 2009, and were repaid in fiscal 2010. The Company estimated the fair value of the Senior Notes at March 31, 2009 using a present value calculation based on current market rates.

(3) Derivative Instruments and Hedging Activities

During fiscal 2008, the Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its Term B Facility. Upon the expiration of this interest rate swap agreement in October 2009 the Company entered into another interest rate swap agreement to manage its exposure on $75 million of its Term B Facility effective October 2009 and expiring October 2011.

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

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of its Term B Facility through October 2009, and upon it’s expiration entered into another interest rate swap agreement to manage its exposure on $75 million of its Term B Facility through October 2011. These swaps change the variable-rate cash flow exposure on the Term B Facility to fixed cash

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged.

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

During the years ended March 31, 2010 and 2009 the hedge was effective and an unrealized (loss) gain of ($0.2) million and $0.5 million, net of income tax benefit (expense) of $0.2 million and ($0.4) million, respectively, was recorded in other comprehensive loss. Within the next year, we expect to reclassify into earnings approximately $1.5 million of losses from the current balance held in accumulated other comprehensive loss. There were no cash flow hedges discontinued prior to their original maturity date during fiscal 2010 or 2009.

(4) Inventories

Net inventories consisted of the following at March 31, 2010 and 2009 (in thousands):

	2010	2009
Appliances	$55,244	$48,037
Video	93,520	58,111
Other	52,739	35,462

	$201,503	$141,610

(5) Debt

A summary of long-term debt at March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Senior secured term loan B maturing on July 25, 2013, interest due quarterly	$88,341	$89,250
9.0% Senior notes	—	3,358

Total debt	88,341	92,608
Less current maturities of long-term debt	908	908

Total long-term debt	$87,433	$91,700

Scheduled maturities of long-term debt at March 31, 2010, in thousands, are as follows:

2011	$908
2012	908
2013	908
2014	85,617

$88,341

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Term Loan

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Facility) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on the borrowings fluctuates and is payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan at March 31, 2010 was 2.5%. The Company entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at March 31, 2010 to 3.9%. See discussion at note 3.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments are reduced to $227,099 with a balloon payment at maturity. The Company recorded a loss of $0.2 million during fiscal 2008 representing the write-off of associated debt issuance costs. Pursuant to the Term B Facility, the prepayment was first applied to the first four scheduled principal installments of the loan and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. In accordance with the Term B Facility, the next principal payment is due on June 30, 2010. In addition, Gregg Appliances is also required to prepay the outstanding loan, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of March 31, 2010, no additional prepayment is required to be made.

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

9% Senior Notes

In connection with the recapitalization of Gregg Appliances on February 3, 2005, Gregg Appliances issued $165 million in unsecured 9% Senior Notes (Senior Notes). Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes were originally scheduled to mature on February 3, 2013.

Through March 31, 2008, the Company had purchased $161.6 million of its Senior Notes of which $112.8 million and $44.3 million was purchased during fiscal 2008 and fiscal 2007 at a weighted-average price of 109.9% and 98.72% of face value, respectively. During fiscal 2008 the Company recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the Senior Notes, net of related capitalized debt issuance costs of $14.8 million. On March 30, 2010, the Company purchased the remaining $3.4 million of its Senior Notes at a price of 102.25% of face value. During fiscal 2010, the Company recorded a pre-tax loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying amount of the Senior Notes, net of related capitalized debt issuance costs of $0.1 million.

Junior Notes

During fiscal 2008, the Company repaid in full their 6% Junior Notes resulting in a loss related to the early extinguishment of debt representing the unamortized original discount of approximately $6.8 million.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revolving Credit Facility

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (Revolving Credit Facility) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (Amendment No. 1) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the debt agreements at March 31, 2010.

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

Under the Revolving Credit Facility, as amended by Amendment No.1, Gregg Appliances is not required to comply with any financial maintenance covenant, unless it has less than $18.75 million of “excess availability” at any time, (compared to $8.5 million prior to the amendment) during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. The amendment allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November.

Amendment No. 1 also modifies the trigger point for the initiation of cash dominion control. Prior to Amendment No. 1, if Gregg Appliances had less than $8.5 million of “excess availability”, it would, in certain circumstances, become subject to cash dominion control. Pursuant to Amendment No. 1, if Gregg Appliances has less than $18.75 million of “excess availability,” it may, in certain circumstances more specifically described in the Revolving Credit Facility, as amended by Amendment No. 1, become subject to cash dominion control.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2010 under the Revolving Credit Facility, Gregg Appliances had no cash borrowings outstanding and $4.8 million of letters of credit outstanding which expire through December 31, 2010. As of March 31, 2010, the total borrowing availability under the revolving credit facility was $117.5 million. The interest rate based on the bank’s prime rate as of March 31, 2010 was 3.0%.

As of March 31, 2009, under the Revolving Credit Facility, Gregg Appliances had no cash borrowings outstanding and $4.1 million of letters of credit outstanding which expired through December 31, 2009. As of March 31, 2009, the total borrowing availability under the revolving credit facility was $91.6 million. The interest rate based on the bank’s prime rate as of March 31, 2009 was 3.0%.

(6) Income Taxes

Income tax expense for the years ended March 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008
Current:
Federal	$9,741	$17,157	$10,710
State	2,713	4,110	2,468

Total current	12,454	21,267	13,178

Deferred:
Federal	10,605	3,984	989
State	1,283	807	196

Total deferred	11,888	4,791	1,185

Total expense	$24,342	$26,058	$14,363

Deferred income taxes at March 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Deferred tax assets:
Goodwill for tax purposes	$64,973	$71,944
Accrued expenses	7,147	5,512
Long-term deferred compensation	2,145	1,912
Inventories	2,009	1,301
Stock-compensation expense	2,530	1,626
Unrealized loss on hedge arrangement	648	495
Other	989	768
Credit carryforwards	397	300

Total deferred tax assets	80,838	83,858

Deferred tax liabilities:
Property and equipment	9,874	1,109
Other	713	764

Total deferred tax liabilities	10,587	1,873

Net deferred tax assets	$70,251	$81,985

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At March 31, 2010 and 2009, the Company had no net operating loss carryforwards for federal or state income tax purposes and the Company had no liability for unrecognized tax benefits.

The Company recognizes interest and penalties in income tax expense in its consolidated statements of income. At March 31, 2010 and 2009, the Company had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2007.

The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2010	2009	2008
Computed “expected” tax expense	$22,239	$21,894	$12,519
State income tax expense, net of federal income tax benefit	2,648	3,568	1,663
Other	(545)	596	181

	$24,342	$26,058	$14,363

(7) Stock-based Compensation

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

During the years ended March 31, 2010, 2009 and 2008, the Company granted options for 761,000, 599,000 and 633,000 shares of common stock respectively under the Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The option exercise price is equal to the fair market value of a share of common stock on the date of the grant of the option.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average estimated value of options granted to employees and directors under the Equity Incentive Plan was $6.75, $5.24 and $4.71 during the twelve months ended March 31, 2010, 2009 and 2008, respectively, using the Black-Scholes model with the following weighted average assumptions:

	March 31, 2010	March 31, 2009	March 31, 2008
Risk-free interest rate	2.6%	3.4%	5.0%
Dividend yield	—	—	—
Expected volatility	51.00%	46.68%	33.50%
Expected life of the options (years)	4.5	4.5	4.5

Activity under the stock option plans is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2009	4,549,160	$8.21
Granted	761,000	15.15
Exercised	(748,277)	6.22
Canceled or forfeited	(12,666)	13.78

Outstanding at March 31, 2010	4,549,217	$9.68	3.59	$70,766
Vested or expected to vest at March 31, 2010	4,487,677	9.62	3.56	70,109
Exercisable at March 31, 2010	3,258,592	$7.95	2.76	$56,326

The following table summarizes the vesting activity under the stock option plans:

Nonvested shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	1,051,633	$5.18
Granted during fiscal 2010	761,000	6.75
Vested during fiscal 2010	(509,342)	5.32
Canceled during fiscal 2010	(12,666)	6.07

Nonvested at March 31, 2010	1,290,625	$6.05

During fiscal 2010, 2009 and 2008, $3.5 million ($2.1 million net of tax), $2.7 million ($1.6 million net of tax) and $1.7 million ($1.0 million, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended March 31, 2010 and 2009 was $8.5 million and $1.6 million, respectively. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2010 was $5.2 million and is expected to be recognized over a weighted average period of 1.9 years. Net cash proceeds from the exercise of stock options were $4.7 million, $3.1 million and $0.3 million in fiscal 2010, 2009 and 2008, respectively. The total grant date fair value of stock options vested during the years ended March 31, 2010, 2009 and 2008 was $2.7 million, $1.9 million and $1.0 million, respectively.

(8) Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares. Diluted net income per share is calculated based on the weighted-average number of outstanding common

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the years ended March 31, 2010, 2009 and 2008 (in thousands, except share and per share amounts):

	2010	2009	2008
Net income, as reported (A)	$39,198	$36,497	$21,406
Weighted average outstanding shares of common stock (B)	36,649,515	32,391,392	31,130,680
Dilutive effect of employee stock options	1,340,693	672,119	1,058,304

Common stock and common stock equivalents (C)	37,990,208	33,063,511	32,188,984
Net income per share:
Basic (A/B)	$1.07	$1.13	$0.69
Diluted (A/C)	$1.03	$1.10	$0.67

Antidilutive shares not included in the diluted per share calculation for the years ended March 31, 2010, 2009 and 2008 were 753,000, 1,969,833 and 623,000, respectively.

(9) Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended March 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Minimum rentals	$46,223	$37,305	$25,808
Minimum rentals with related parties	5,678	5,381	5,088
Contingent rentals	479	81	153

Total rent expense	$52,380	$42,767	$31,049

Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2010 (in thousands):

Rental Payments
Payable in fiscal year:
2011	$62,879
2012	63,471
2013	61,703
2014	59,958
2015	57,931
Thereafter	292,066

Total required payments	$598,008

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) Related Party Transactions

During fiscal 2009, the Company performed a sale leaseback transaction for a single store location with the Executive Chairman and Director of the Company and members of his immediate family. The Company received $4.4 million for the location and is leasing it back for terms that are no less favorable than the Company’s other leases. See note 9.

In addition, the Company had a consulting agreement with a member of the Executive Chairman and Director of the Company’s immediate family. Payments on the agreement were not material for the years ended March 31, 2010, 2009 and 2008. The agreement expired on February 3, 2010.

The Company also has several leases with the Executive Chairman and Director of the Company and members of his immediate family for its headquarters and certain stores. See note 9.

(11) Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan covering all employees who have attained the age of 21 and have worked at least 1,000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution of up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.4 million, $0.5 million, and $0.3 million for the years ended March 31, 2010, 2009, and 2008, respectively.

The Company has an unfunded, non-qualified deferred compensation plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded approximately $0.8 million, $0.9 million, and $0.9 million in expenses related to this plan for the years ended March 31, 2010, 2009, and 2008, respectively. Amounts accrued in other long-term liabilities at March 31, 2010 and 2009 were as follows:

	2010	2009
Beginning accrual	$4,804	$3,897
Annual benefit accrual	635	855
Credited annual interest	199	163
Payments to vested participants	(137)	—
Plan forfeitures	(84)	(111)

Ending accrual	$5,417	$4,804

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(13) Interim Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2010 and 2009 (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements.

	For the Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$284,390	$332,178	$500,392	$417,293
Cost of goods sold	199,715	229,858	347,888	289,851

Gross profit	84,675	102,320	152,504	127,442
Selling, general and administrative expenses	65,140	75,471	92,715	89,856
Net advertising expense	11,803	13,485	17,189	15,331
Depreciation and amortization expense	3,968	4,011	4,345	4,836

Income from operations	3,764	9,353	38,255	17,419
Other expense (income):
Interest expense	1,318	1,337	1,317	1,182
Interest income	(6)	(8)	(4)	(31)
Loss related to early extinguishment of debt	—	—	—	146

Total other expense	1,312	1,329	1,313	1,297

Income before income taxes	2,452	8,024	36,942	16,122
Income tax expense	983	3,077	14,207	6,075

Net income	$1,469	$4,947	$22,735	$10,047

Net income per share
Basic	$0.04	$0.13	$0.59	$0.26
Diluted	$0.04	$0.13	$0.57	$0.25

	For the Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$295,415	320,302	416,106	364,855
Cost of goods sold	204,961	221,791	285,652	249,166

Gross profit	90,454	98,511	130,454	115,689
Selling, general and administrative expenses	66,660	69,598	77,998	72,399
Net advertising expense	14,598	17,003	17,904	12,719
Depreciation and amortization expense	3,872	4,224	3,953	3,935
Asset impairment charge	—	—	—	602

Income from operations	5,324	7,686	30,599	26,034
Other expense (income):
Interest expense	1,804	1,997	1,924	1,378
Interest income	(4)	(3)	(2)	(6)

Total other expense	1,800	1,994	1,922	1,372

Income before income taxes	3,524	5,692	28,677	24,662
Income tax expense	1,420	2,294	11,557	10,787

Net income	$2,104	$3,398	$17,120	$13,875

Net income per share
Basic	$0.07	$0.11	$0.53	$0.43
Diluted	$0.06	$0.10	$0.52	$0.42

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Stockholders’ Equity

On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders. Additionally, as part of the initial public offering, 28,491,600 shares of Gregg Appliances, Inc. were converted into shares of hhgregg, Inc.

The Company filed a universal shelf registration statement which was declared effective on July 14, 2009, registering $200 million principal amount of its securities which may be sold by hhgregg under such registration statement at any time. Each of Gregg Appliances and HHG Distributing were additional registrants to the shelf registration statement because each may guaranty any debt securities that are issued by hhgregg under the shelf registration statement. Gregg Appliances and HHG Distributing are exempt from reporting under the Securities Exchange Act of 1934, as amended (the Exchange Act), pursuant to Rule 12h-5 under the Exchange Act as: (i) hhgregg has no independent assets or operations; (ii) any guarantees of the subsidiary guarantors of debt securities issued under the shelf registration statement are full and unconditional and joint and several: and (iii) there are no subsidiaries of hhgregg other than Gregg Appliances and HHG Distributing. Gregg Appliances is the borrower under the Term B Facility. The Term B Facility contains restrictions on the payment of dividends and other transfer of assets to hhgregg.

During the fiscal year ended March 31, 2010, the Company consummated an underwritten public offering of 4,025,000 shares of its common stock under the $200 million shelf-registration statement and a private placement of an aggregate of 1,000,000 shares of its common stock which resulted in aggregate proceeds, net of underwriting and placement fees, to the Company of approximately $78.1 million. As of March 31, 2010, there were 38,517,388 basic shares outstanding.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information set forth in the sections entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance Matters and Committees of the Board,” “Report of the Audit Committee of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Non-Director Named Officers” in our proxy statement for the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010 (the “2010 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

See information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation” in the 2010 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2010 Proxy Statement, which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information provided under the captions “Director Independence,” and “Certain Relationships and Related Party Transactions” in the 2010 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

See the information provided under the caption “Ratification of Appointment of our Independent Registered Public Accountants” in the 2010 Proxy Statement, which is incorporated herein by reference.

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

(a)(3)	Exhibits

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated October 19, 2004, among Gregg Appliances, Inc. (Gregg Appliances), Gregg Investment Corporation, LLC (GIC), GIC Corporation (Merger Sub) and Jerry W. Throgmartin (on his own behalf and as trustee for the Jerry W. Throgmartin Charitable Trust and the Jerry W. Throgmartin Irrevocable Trust for the benefit of Christy and Nicky Throgmartin), Gregg William Throgmartin, Kelli Throgmartin Ball, Sandra M. Throgmartin, Janice K. Malone, Monica L. Adams, William G. Throgmartin and Dennis L. May (the Sellers).

2.2(1)	First Amendment to the Agreement and Plan of Merger, dated January 13, 2005, among Gregg Appliances, GIC, Merger Sub and the Sellers.

2.3(1)	Second Amendment to the Agreement and Plan of Merger, dated January 31, 2005, among Gregg Appliances, GIC, Merger Sub and the Sellers.

2.4(1)	Incorporation and Exchange Agreement, dated April 12, 2007, by and among Gregg Appliances, GIC, the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust (the Throgmartin Trust), Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May, FS Equity Partners V, L.P. (FSEP V), FS Affiliates V, L.P. (FSA V), California State Teachers’ System (CalSTRS), A.S.F. Co-Investment Partners II, L.P. ASF) and the Company.

3.1(1)	Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

4.1(2)	Specimen stock certificate for shares of common stock of the Company.

4.2(1)	Indenture, dated February 3, 2005, among Gregg Appliances, HHG Distributing, LLC (the “Guarantor”) and Wells Fargo Bank, National Association (the “Trustee”).

4.3(1)	Registration Rights Agreement, dated April 12, 2007, by and among FSEP V, FSA V, CalSTRS, ASF, the Throgmartin Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May and the Company.

10.1(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Jerry W. Throgmartin.

10.2(1)	Amendment No. 1 to Employment Agreement, dated April 12, 2007, between Gregg Appliances and Jerry W. Throgmartin.

10.3(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Dennis L. May.

10.5(1)	Gregg Appliances Nonqualified Deferred Compensation Plan, dated April 1, 2000.

10.6(1)	Amendment No. 1 to Gregg Appliances Nonqualified Deferred Compensation Plan, dated December 26, 2004.

Exhibit Number	Description of Document

10.7(1)	Non-Standardized Adoption Agreement of Gregg Appliances, dated January 29, 2005.

10.8(1)	Form of 6% Junior Subordinated Note.

10.9(1)	Loan and Security Agreement, dated February 3, 2005 (the “Loan and Security Agreement”), among Gregg Appliances, the Guarantor, the lenders party thereto, Congress Financial Corporation (Central) (Congress), Wachovia Capital Markets, LLC and Wachovia Bank National Association.

10.10(1)	Amendment No. 1 to Loan and Security Agreement, dated February 3, 2005.

10.11(1)	Amendment No. 2 to Loan and Security Agreement, dated January 17, 2007.

10.12(1)	Pledge and Security Agreement, dated February 3, 2005, executed by Gregg Appliances in favor of Congress.

10.13(1)	Trademark Collateral Assignment and Security Agreement, dated February 3, 2005 between Gregg Appliances and Congress.

10.14(1)	Collateral Assignment of Merger Agreement, dated February 3, 2005 executed by Gregg Appliances in favor of Congress.

10.15(1)	Guarantee, dated February 3, 2005 executed by the Guarantor in favor of Congress.

10.16(1)	Subsidiary Guarantee of the Guarantor, dated February 3, 2005.

10.17(1)	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.18(1)	Amendment No. 1 to 2005 Stock Option Plan, dated April 12, 2007.

10.19(1)	hhgregg, Inc. Equity Incentive Plan.

10.20(1)	Consulting Agreement, dated February 3, 2005, between W. Gerald Throgmartin and Gregg Appliances.

10.22(3)	Supplemental Indenture, dated as of July 10, 2007, to the Indenture dated as of February 3, 2005 by and among Gregg Appliances, the Guarantor and the Trustee.

10.23(3)	Credit Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Lenders referred to therein, and Wachovia Bank National Association, as Administrative Agent.

10.24(3)	Amended and Restated Loan and Security Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Guarantor, Wachovia Capital Finance Corporation (Central), as administrative agent and collateral agent, Wachovia Capital Markets LLC, as sole lead arranger and bookrunner, Wachovia Bank, National Association, as syndication agent, and the Lenders from time to time party thereto.

10.25(3)	Collateral Agreement, dated as of July 25, 2007, by and among Gregg Appliances, and certain of its subsidiaries as grantors, in favor of Wachovia Bank, National Association, as administrative agent.

10.26(4)	Form of Indemnity Agreement.

10.27(4)	Form of hhgregg, Inc. Equity Incentive Plan Option Award.

10.29(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael D. Stout

10.30(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Stephen R. Nelson

10.31(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Charles B. Young

10.32(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Gregg W. Throgmartin

Exhibit Number	Description of Document

10.33(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Jeffrey J. McClintic

10.34(4)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael G. Larimer

10.35(5)	Amendment No. 2 to Employment Agreement dated December 29, 2008 between Gregg Appliances and Jerry W. Throgmartin

10.36(5)	Amendment No. 1 to the Employment Agreement dated December 30, 2008 between Gregg Appliances and Dennis L. May

10.37(6)	Stock Subscription Agreement dated July 15, 2009

10.38(7)	Amendment No. 3 to Employment Agreement dated August 5, 2009 between Gregg Appliances and Jerry W. Throgmartin

10.39(7)	Amendment No. 2 to the Employment Agreement dated August 5, 2009 between Gregg Appliances and Dennis L. May

10.40(8)	Employment Agreement, dated September 4, 2009, between Gregg Appliances Inc. and Jeremy J. Aguilar

10.41(9)	Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation dated September 15, 2009

14.1(1)	Finance Code of Ethics

21.1(1)	List of our Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2007.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K file with the SEC on June 3, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2009.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ DENNIS L. MAY
Dennis L. May President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEREMY J. AGUILAR
Jeremy J. Aguilar Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS L. MAY Dennis L. May	President and Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2010

/s/ JEREMY J. AGUILAR Jeremy J. Aguilar	Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2010

/s/ JERRY W. THROGMARTIN Jerry W. Throgmartin	Executive Chairman and Director	May 27, 2010

/s/ LAWRENCE P. CASTELLANI Lawrence P. Castellani	Director	May 27, 2010

/s/ BENJAMIN D. GEIGER Benjamin D. Geiger	Director	May 27, 2010

/s/ CATHERINE A. LANGHAM Catherine A. Langham	Director	May 27, 2010

/s/ JOHN M. ROTH John M. Roth	Director	May 27, 2010

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	May 27, 2010

/s/ MICHAEL L. SMITH Michael L. Smith	Director	May 27, 2010

/s/ PETER M. STARRETT Peter M. Starrett	Director	May 27, 2010

/s/ KATHLEEN C. TIERNEY Kathleen C. Tierney	Director	May 27, 2010

/s/ DARELL E. ZINK Darell E. Zink	Director	May 27, 2010