Form 10-Q
period 2010-06-30
hhgregg, Inc.
filed 2010-08-05
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of July 30, 2010 was 39,413,457.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended June 30, 2010

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands, except share and per share data)
Net sales	$435,975	$284,390
Cost of goods sold	303,587	199,715

Gross profit	132,388	84,675
Selling, general and administrative expenses	100,847	65,140
Net advertising expense	19,959	11,803
Depreciation and amortization expense	5,879	3,968

Income from operations	5,703	3,764
Other expense (income):
Interest expense	1,211	1,318
Interest income	(5)	(6)

Total other expense	1,206	1,312

Income before income taxes	4,497	2,452
Income tax expense	1,773	983

Net income	$2,724	$1,469

Net income per share
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Weighted average shares outstanding-Basic	38,848,114	32,818,991
Weighted average shares outstanding-Diluted	40,345,676	34,061,817

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	March 31, 2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$70,385	$157,837
Accounts receivable—trade, less allowances of $144 and $177, respectively	9,355	7,312
Accounts receivable—other	26,588	23,411
Merchandise inventories, net	279,626	201,503
Prepaid expenses and other current assets	3,670	7,905
Income tax receivable	12,035	624
Deferred income taxes	6,843	6,155

Total current assets	408,502	404,747

Net property and equipment	143,857	133,013
Deferred financing costs, net	2,895	3,196
Deferred income taxes	64,746	64,096
Other assets	975	867

Total long-term assets	212,473	201,172

Total assets	$620,975	$605,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140,256	$149,414
Current maturities of long-term debt	908	908
Customer deposits	23,288	20,330
Accrued liabilities	51,855	44,846

Total current liabilities	216,307	215,498

Long-term liabilities:
Long-term debt, excluding current maturities	87,206	87,433
Other long-term liabilities	55,685	49,580

Total long-term liabilities	142,891	137,013

Total liabilities	359,198	352,511

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 39,413,457 and 38,517,388 shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	4	4
Additional paid-in capital	260,338	254,770
Accumulated other comprehensive loss	(948)	(982)
Retained earnings (accumulated deficit)	2,424	(300)

	261,818	253,492
Note receivable for common stock	(41)	(84)

Total stockholders’ equity	261,777	253,408

Total liabilities and stockholders’ equity	$620,975	$605,919

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$2,724	$1,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,879	3,968
Amortization of deferred financing costs	301	167
Stock-based compensation	1,220	779
Excess tax benefits from stock-based compensation	(13,086)	(1,469)
Gain on sales of property and equipment	(103)	(42)
Deferred income taxes	(1,360)	1,189
Tenant allowances received from landlords	4,507	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(2,043)	(1,159)
Accounts receivable—other	(2,656)	577
Merchandise inventories	(78,123)	(18,846)
Income tax receivable	1,675	(3,920)
Prepaid expenses and other assets	4,127	(24)
Accounts payable	2,334	7,609
Customer deposits	2,958	84
Accrued liabilities	(4,113)	251
Other long-term liabilities	1,198	(2,120)

Net cash used in operating activities	(74,561)	(11,487)

Cash flows from investing activities:
Purchases of property and equipment	(22,394)	(6,849)
Deposit on future sale leaseback transactions applied	—	2,643
Proceeds from sales of property and equipment	39	21

Net cash used in investing activities	(22,355)	(4,185)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,384	2,399
Excess tax benefits from stock-based compensation	13,086	1,469
Net increase in bank overdrafts	(5,822)	—
Payments on notes payable	(227)	(227)
Other, net	43	30

Net cash provided by financing activities	9,464	3,671

Net decrease in cash and cash equivalents	(87,452)	(12,001)
Cash and cash equivalents
Beginning of period	157,837	21,496

End of period	$70,385	$9,495

Supplemental disclosure of cash flow information:
Interest paid	$905	$1,143
Income taxes paid	$1,096	$2,163
Capital expenditures included in accounts payable	$4,723	$3,274

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Three Months Ended June 30, 2010

(in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March31, 2010	$—	$4	$254,770	$(982)	$(300)	$(84)	$253,408
Comprehensive income:
Net income	—	—	—	—	2,724	—	2,724
Unrealized gain on hedge arrangement, net of tax expense of $22	—	—	—	34	—	—	34

Total comprehensive income							2,758
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	43	43
Exercise of stock options	—	—	2,384	—	—	—	2,384
Excess tax benefits from stock-based compensation	—	—	13,086	—	—	—	13,086
Net settlement of shares – taxes	—	—	(11,122)	—	—	—	(11,122)
Stock-based compensation expense	—	—	1,220	—	—	—	1,220

Balance at June 30, 2010	$—	$4	$260,338	$(948)	$2,424	$(41)	$261,777

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgreggTM. As of June 30, 2010, the Company had 157 stores located in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg, Inc. and the notes thereto for the fiscal year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2010. The consolidated results of operations, financial position and cash flows for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of sales and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances, Inc. (“Gregg Appliances”). Gregg Appliances has a wholly-owned subsidiary, HHG Distributing LLC (“HHG Distributing”), which has no assets or operations.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repair and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period. At the end of the construction period, the Company will sell and lease the location back applying provisions of lease accounting guidance. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The locations are accounted for as operating leases.

(2) Fair Value Measurements

Fair value measurements are determined based on the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of transaction costs. The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs:

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level	Fair Value as of
		June 30, 2010	March 31, 2010
Financial instruments classified as liabilities
Interest rate swap	2	$(1,574)	$(1,630)

No transfers between the levels within the fair value hierarchy occurred during the three months ended June 30, 2010. The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

During the three months ended June 30, 2010 and 2009, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s senior credit agreement (the Term B Facility) approximates fair value as the interest rate is market based.

(3) Derivative Instruments

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

Cash Flow Hedges

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged. The Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its Term B

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Facility during fiscal 2008. This derivative instrument expired in October 2009, and upon its expiration the Company entered into another derivative instrument to manage its exposure on $75 million of its Term B Facility. This derivative instrument became effective in October 2009 and expires in October 2011.

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

Summary of Derivative Balances

The following table presents the gross fair values of derivative instruments and the corresponding classification in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2010 and March 31, 2010 (in thousands):

Contract Type	Balance Sheet Classification	Fair Value as of
		June 30, 2010	March 31, 2010
Cash flow hedge	Other long-term liabilites	$(1,574)	$(1,630)

For the three months ended June 30, 2010 and 2009, the hedges were considered effective and $0.2 million in each period, respectively, was recorded into interest expense for recognized losses on the cash flow hedges. Within the next year, we expect to reclassify into earnings approximately $1.4 million of losses from the current balance held in accumulated other comprehensive loss. There were no cash flow hedges discontinued prior to their original maturity date in the three months ended June 30, 2010 and 2009.

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

(4) Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010
Machinery and equipment	17,117	15,100
Office furniture and equipment	107,444	96,323
Vehicles	4,329	4,715
Signs	11,498	9,128
Leasehold improvements	83,216	62,848
Construction in progress	15,359	34,626

	238,963	222,740
Less accumulated depreciation and amortization	(95,106)	(89,727)

Net property and equipment	$143,857	$133,013

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(5) Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three months ended June 30, 2010 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income (A)	$2,724	$1,469
Weighted average outstanding shares of common stock (B)	38,848,114	32,818,991
Dilutive effect of employee stock options	1,497,562	1,242,826

Common stock and common stock equivalents (C)	40,345,676	34,061,817
Net income per share:
Basic (A/B)	$0.07	$0.04
Diluted (A/C)	$0.07	$0.04

Antidilutive shares not included in the net income per diluted share calculation for the three months ended June 30, 2010 and 2009 were 784,500 and 657,000, respectively.

(6) Inventories

Net merchandise inventories consisted of the following at June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010
Appliances	$84,073	$55,244
Video	140,657	93,520
Other	54,896	52,739

	$279,626	$201,503

(7) Debt

A summary of debt at June 30, 2010 and March 31, 2010 is as follows (in thousands):

	June 30, 2010	March 31, 2010
Senior secured Term B Facility maturing on July 25, 2013, interest due quarterly	$88,114	$88,341
Less current maturities of long-term debt	908	908

Total long-term debt	$87,206	$87,433

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Facility) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on the borrowings fluctuates and is payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan as of June 30, 2010 and March 31, 2010 was 2.4% and 2.5%, respectively. The Company entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at June 30, 2010 and March 31, 2010 to 3.9%. See discussion at Note 3.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Under the Revolving Credit Facility, as amended by Amendment No.1, Gregg Appliances is not required to comply with any financial maintenance covenant unless it has less than $18.75 million of “excess availability” at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. The amendment allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November.

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

As of June 30, 2010 and March 31, 2010, under the Revolving Credit Facility, the Company had no cash borrowings outstanding and had $4.8 million of letters of credit outstanding, which expire through December 31, 2010. As of June 30, 2010 and March 31, 2010, the total borrowing availability under the Revolving Credit Facility was $120.2 million and $117.5 million, respectively. The interest rate based on the bank’s prime rate as of June 30, 2010 and March 31, 2010 was 3.0%.

(8) Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2010	4,549,217	$9.68
Granted	764,500	28.29
Exercised	(1,608,205)	7.14
Canceled	(6,666)	12.63

Outstanding at June 30, 2010	3,698,846	$14.63

During the three months ended June 30, 2010, the Company granted options for 764,500 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $11.27 during the three months ended June 30, 2010, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.83% - 1.95%
Dividend yield	—
Expected volatility	45.5%
Expected life of the options (years)	4.5
Forfeitures	2.00%

Of the 1,608,205 options exercised during the three months ended June 30, 2010, 712,136 relate to options with an aggregate value of $20.2 million used by certain employees in connection with the net settlement exercise of 1,324,000 stock options held by these employees. The 712,136 options were used to satisfy the employees’ cost of the stock option exercise and minimum statutory tax withholding requirements. The tax withholding will be remitted by the Company during the second quarter of fiscal 2011. During the three months ended June 30, 2010, 896,069 shares were issued in connection with the exercise of stock options.

(9) Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three months ended June 30, 2010 and 2009 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the three months ended June 30, 2010 and 2009, in thousands, is calculated as follows:

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income, as reported	$2,724	$1,469
Reclassification adjustment for loss reclassified into interest expense, net of tax	218	155
Unrealized gain on hedge arrangements, net of tax	(184)	(202)

Comprehensive income	$2,758	$1,422

(10) Stockholders’ Equity

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•	Overview

•	Critical Accounting Polices

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2010, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 27, 2010, and other publicly available information.

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related services operating under the name hhgreggTM. As of June 30, 2010, we operated 157 stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances. References to fiscal years in this report relate to the respective twelve month period ended March 31. Our 2011 fiscal year is the twelve month period ending on March 31, 2011.

Throughout our MD&A, we refer to comparable store sales. Comparable store sales is comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site. The method of calculating comparable store sales varies across the retail industry, and our method of calculating comparable store sales may not be the same as other retailers’ methods.

This overview section is divided into four sub-sections discussing our operating strategy and performance, store development strategy, business strategy and core philosophies and seasonality.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 84% and 83% of our net sales mix for the three months ended June 30, 2010 and 2009, respectively.

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

We focus closely managing our inventory, working capital and store development expenditures. As of March 31, 2010, our inventory averaged 6.7 turns per year over the prior three fiscal years. Also as of March 31, 2010, our working capital averaged 6.7%, expressed as a percentage of net sales, and our net capital expenditures averaged 2.7%, measured as a percentage of net sales, over the prior three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past three fiscal years. Historically, this has enabled us to de-leverage our balance sheet and internally fund a portion of our store growth.

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

During the past twelve months, we opened a net total of 46 new stores of which 42 were opened in new markets, including Tampa, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania; Memphis, Tennessee; Richmond, Virginia; and Washington, DC. During the past twelve months, we also opened a fourth central distribution center in Brandywine, Maryland to support our growth plans. In July 2009, we announced our intention to accelerate our growth strategy by opening between 40 to 45 new stores during fiscal 2011. Twenty six of these stores were opened during the first fiscal quarter of 2011, with the majority of the remaining stores expected to be opened by mid-November.

Our primary capital requirements in the development of new stores are for furniture, fixtures and equipment, along with inventory and pre-opening expenses. This initial investment averages $1.9 million per new store, and our new stores have an average payback period on the investment of less than three years.

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

There has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the Consumer Electronics Association (CEA), television sales to dealers are expected to fall 2% in calendar 2010 in terms of dollars, which is a function of an expected 5.3% increase in units sold offset by declining average selling prices. As with similar product life cycles for console televisions, DVD players and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 3-D and LED technology, with an increased focus on selection and larger screen sizes.

According to the CEA, sales for consumer electronics are expected to increase 0.3% in calendar 2010, and Blu-ray players, notebook computers, and smartphones are all categories that are expected to have growth in sales during calendar 2010. The CEA expects the growth in these categories to be offset by declines in sales of desktop computers, digital cameras and personal navigation devices.

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

The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Additionally, form and aesthetics have become an increasingly important factor in major appliance purchase decisions. Accordingly, average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future.

Additionally, retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines appliance sales traffic suffers. Recent trends have shown stabilization of existing home sales compared to the prior year period, according to the National Association of Realtors, which has translated into signs of improving demand in the appliance category. Demand in the first quarter of fiscal 2011 was also slightly aided by the government’s appliance stimulus program. The Association of Home Appliance Manufacturers most recent forecast estimates a 3.3% increase in shipments of major appliances during calendar 2010.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2010 in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2010.

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts and number of stores):

	Three Months Ended
(unaudited)	June 30, 2010	June 30, 2009
Net sales	$435,975	$284,390
Net sales % increase (decrease)	53.3%	(3.7)%
Comparable store sales % increase (decrease) (1)	6.3%	(14.7)%
Gross profit as a % of net sales	30.4%	29.8%
SG&A as a % of net sales	23.1%	22.9%
Net advertising expense as a % of net sales	4.6%	4.2%
Depreciation and amortization expense as a % of net sales	1.3%	1.4%
Income from operations as a % of net sales	1.3%	1.3%
Net interest expense as a % of net sales	0.3%	0.5%
Net income	$2,724	$1,469
Net income per diluted share	$0.07	$0.04
Number of stores open at the end of period	157	111

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $2.7 million for the three months ended June 30, 2010, or $0.07 of net income per diluted share, compared with net income of $1.5 million, or $0.04 of net income per diluted share, for the three months ended June 30, 2009. The 85.5% increase in net income for the three month period ended June 30, 2010 as compared to the same period in the prior year was the result of an increase in net sales due to the net addition of 46 stores during the past 12 months, a comparable store sales increase of 6.3% and a modest increase in gross profit as a percentage of net sales.

Net sales for the three months ended June 30, 2010 increased 53.3% to $436.0 million compared to $284.4 million in the comparable prior year period. The increase in sales was primarily attributable to the net addition of 46 new stores during the 12 month period ended June 30, 2010 and a 6.3% increase in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2010 and 2009 were as follows:

	Net Sales Mix Summary		Comparable Store Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Video	42%	42%	2.4%	(17.0)%
Appliances	42%	41%	16.1%	(17.5)%
Other (1)	16%	17%	(8.4)%	1.4%

Total	100%	100%	6.3%	(14.7)%

(1)	Primarily consists of audio, furniture and accessories, mattresses, notebook computers and personal electronics.

Our 6.3% comparable store sales increase for the three months ended June 30, 2010 primarily reflects strong demand across our major product categories. For the three month period ended June 30, 2010, the increase in comparable store sales for the video category was due primarily to continued strong unit demand partially offset by a decrease in average selling prices. Net sales in the appliance category saw significant improvement across all product categories in the three months ended June 30, 2010, resulting in a comparable store sales increase in the appliance category of 16.1% for the period. Approximately one-quarter of the comparable store sales growth in the category was attributed to the government’s appliance stimulus program, with the remainder of the growth attributable to strong unit demand. For the three months ended June, 2010, the comparable store sales decrease in the other category was due primarily to double digit comparable store sales decreases in small electronics and camcorders.

Gross profit margin, expressed as gross profit as a percentage of net sales, increased approximately 59 basis points for the three months ended June 30, 2010 versus the comparable prior year period. The increase in the gross profit margin percentage for the period was primarily due to increased margins in the video category, which were attributable to sales of an increased mix of more feature-rich products, and increased margins in the appliance category, which were attributable to sales of an increased mix of energy efficient products. The increases in gross profit margin were slightly offset by a decline in gross profit margin in the other category.

Selling, general and administrative expenses (SG&A), as a percentage of net sales, increased approximately 23 basis points for the three months ended June 30, 2010, compared with the prior year period. SG&A was $100.8 million for the three months ended June 30, 2010 compared to $65.1 million for the comparable prior year period. The change is primarily due to an increase in costs associated with the launch of stores in the Mid-Atlantic region, which had SG&A costs that were greater than our average as a percentage of net sales. As expected, SG&A for stores in the Mid-Atlantic region was higher than our average as a result of approximately $3.7 million in initial investments in items such as training, relocation and travel expenses incurred during the three months ended June 30, 2010. This increase was partially offset by occupancy costs, which decreased approximately 60 basis points as a percentage of net sales as a result of comparable store sales increases.

Net advertising expense, as a percentage of net sales, increased approximately 43 basis points during the three month period ended June 30, 2010 when compared with the respective comparable prior year period. The increase in net advertising expense as a percentage of net sales was driven by the grand opening of 26 new stores during the period, which accounted for approximately $3.2 million of the gross spend total.

Our effective income tax rate for the three months ended June 30, 2010 decreased to 39.4% compared to 40.1% for the comparable prior year period. The decrease in our effective income tax rate for the three months ended June 30, 2010 compared to the comparable prior year period is primarily the result of changes in the expected annual effective state income tax rate for fiscal 2011.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Net cash used in operating activities	$(74,561)	$(11,487)
Net cash used in investing activities	(22,355)	(4,185)
Net cash provided by financing activities	9,464	3,671

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $22.4 million and $6.8 million for the three months ended June 30, 2010 and 2009, respectively, primarily due to the opening of new stores. We plan on opening between 40 and 45 new stores during fiscal 2011, of which 26 stores have already been opened. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, before sale and leaseback proceeds and excluding tenant allowances from landlords, for fiscal 2011 store openings and relocations to range between $42 million and $47 million. Capital expenditures for fiscal 2011 will be funded through cash and cash equivalents, borrowings on our revolving credit facility, sale and leaseback proceeds and tenant allowances from landlords.

Cash Used in Operating Activities. Cash used in operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash used in operating activities was $74.6 million and $11.5 million for the three months ended June 30, 2010 and 2009, respectively. The increase in cash used in operating activities is primarily due to an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) and excess tax benefits from stock-based compensation. The change in cash flows relating to merchandise inventories was the result of purchases for stores opened in the first quarter of fiscal 2011 and for existing stores, and the change in cash flows related to excess tax benefits from stock-based compensation was the result of stock option exercises. These increases in cash used in operating activities were offset by cash provided by tenant allowances received from landlords and the net change in our other current operating assets and liabilities, the change in which was primarily a result of differences in timing of customer sales, vendor payments and payroll payments.

Cash Used In Investing Activities. Cash used in investing activities was $22.4 million and $4.2 million for the three months ended June 30, 2010 and 2009, respectively. The increase in cash used in investing activities is due to increased purchases of property and equipment associated with the opening of 26 new stores in the first quarter of fiscal 2011 compared to one new store opening in the first quarter of fiscal 2010, slightly offset by a decrease in deposits on future sale-leaseback transactions.

Cash Provided by Financing Activities. Cash provided by financing activities was $9.5 million for the three months ended June 30, 2010 compared to $3.7 million for the three months ended June 30, 2009. The change is primarily due to an increase in excess tax benefits from stock-based compensation as a result of stock option exercises. This increase was offset by a decrease in cash as a result of a net increase in bank overdrafts, which was due to a difference in timing.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the Term B Facility) with a bank group obtaining $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points. The weighted average interest rate on the term loan as of June 30, 2010 and March 31, 2010 was 2.4% and 2.5%, respectively. The Company entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at June 30, 2010 and March 31, 2010 to 3.9%.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments were reduced to $227,099 with a balloon payment at maturity. As provided in the Term B Facility, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. In accordance with the Term B Facility, the next principal payment is due on September 30, 2010. In addition, Gregg Appliances is also required to prepay the outstanding loan, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of June 30, 2010, $88.1 million was outstanding on the Term B Facility and no additional prepayment was required to be made for the three months ended June 30, 2010.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at June 30, 2010.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (Revolving Credit Facility) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (Amendment No. 1) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at June 30, 2010.

Pursuant to Amendment No. 1, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Prior to Amendment No. 1, the borrowing base equaled the sum of (i) the lesser of (a) 93% (96% during a seasonal period) of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. Amendment No. 1 required payment to the incremental lenders of a commitment fee equal to 5.0% of the incremental commitment, or $1,250,000.

Under the Revolving Credit Facility, as amended by Amendment No.1, Gregg Appliances is not required to comply with any financial maintenance covenant unless it has less than $18.75 million of “excess availability” at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. Amendment No. 1 allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November.

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

As of June 30, 2010 and March 31, 2010, under the Revolving Credit Facility, the Company had no cash borrowings outstanding and had $4.8 million of letters of credit outstanding, which expire through December 31, 2010. As of June 30, 2010 and March 31, 2010, the total borrowing availability under the Revolving Credit Facility was $120.2 million and $117.5 million, respectively. The interest rate based on the bank’s prime rate as of June 30, 2010 and March 31, 2010 was 3.0%.

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

A downgrade in our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. Factors that can affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We are not aware of any current circumstances under which our credit ratings would be significantly downgraded.

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. This derivative instrument expired in October 2009. During the fiscal year ended March 31, 2010 we entered into another derivative instrument that became effective October 2009 and expires in October 2011.

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

We use variable-rate debt to finance our operations. The debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR on $50 million of our Term B Facility in fiscal 2008. Upon the expiration of this interest rate swap agreement in October 2009, we entered into another interest rate swap agreement for $75 million effective October 2009 and expiring October 2011. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive LIBOR based variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of the debt that is hedged.

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

For the three months ended June 30, 2010 and 2009, the hedges were considered effective and $0.2 million in each period, respectively, was recorded into interest expense for recognized losses on the cash flow hedges.

Contractual Obligations

There have been no significant changes in our contractual obligations since the end of fiscal 2010. See our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2010 in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010 for additional information regarding our contractual obligations.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010, the Risk Factors sent forth in our Annual Report on Form 10-K filed with the SEC on May 27, 2010, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

Our short-term and long-term debt consists of our Revolving Credit Facility and our Term B Facility.

Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of June 30, 2010, we had no cash borrowings under our Revolving Credit Facility.

As of June 30, 2010, we had $88.1 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $75.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.1 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

ITEM 1.	Legal Proceedings

We are engaged in various legal proceedings in the ordinary course of business and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the unaudited condensed consolidated financial statements is not likely to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 27, 2010.

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

Dated: August 5, 2010