Form 10-Q
period 2010-09-30
hhgregg, Inc.
filed 2010-11-09
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of November 1, 2010 was 39,496,733.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended September 30, 2010

Part I. Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands, except share and per share data)
Net sales	$480,926	$332,178	$916,901	$616,568
Cost of goods sold	336,594	229,858	640,181	429,573

Gross profit	144,332	102,320	276,720	186,995
Selling, general and administrative expenses	106,201	75,471	207,048	140,611
Net advertising expense	23,897	13,485	43,857	25,288
Depreciation and amortization expense	6,514	4,011	12,393	7,979

Income from operations	7,720	9,353	13,422	13,117
Other expense (income):
Interest expense	1,240	1,337	2,451	2,655
Interest income	(9)	(8)	(15)	(14)

Total other expense	1,231	1,329	2,436	2,641

Income before income taxes	6,489	8,024	10,986	10,476
Income tax expense	2,552	3,077	4,325	4,060

Net income	$3,937	$4,947	$6,661	$6,416

Net income per share
Basic	$0.10	$0.13	$0.17	$0.18
Diluted	$0.10	$0.13	$0.17	$0.18
Weighted average shares outstanding-Basic	39,431,742	36,922,496	39,141,522	34,881,955
Weighted average shares outstanding-Diluted	40,311,113	38,148,471	40,325,925	36,134,669

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	March 31, 2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$59,451	$157,837
Accounts receivable—trade, less allowances of $150 and $177, respectively	8,839	7,312
Accounts receivable—other	26,794	23,411
Merchandise inventories, net	270,137	201,503
Prepaid expenses and other current assets	9,542	7,905
Income tax receivable	17,616	624
Deferred income taxes	6,976	6,155

Total current assets	399,355	404,747

Net property and equipment	152,547	133,013
Deferred financing costs, net	2,594	3,196
Deferred income taxes	57,186	64,096
Other assets	1,011	867

Total long-term assets	213,338	201,172

Total assets	$612,693	$605,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,651	$149,414
Current maturities of long-term debt	908	908
Customer deposits	23,887	20,330
Accrued liabilities	50,289	44,846

Total current liabilities	195,735	215,498

Long-term liabilities:
Long-term debt, excluding current maturities	86,979	87,433
Other long-term liabilities	61,781	49,580

Total long-term liabilities	148,760	137,013

Total liabilities	344,495	352,511

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 39,492,733 and 38,517,388 shares issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	4	4
Additional paid-in capital	262,793	254,770
Accumulated other comprehensive loss	(919)	(982)
Retained earnings (accumulated deficit)	6,361	(300)

	268,239	253,492
Note receivable for common stock	(41)	(84)

Total stockholders’ equity	268,198	253,408

Total liabilities and stockholders’ equity	$612,693	$605,919

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$6,661	$6,416
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,393	7,979
Amortization of deferred financing costs	602	382
Stock-based compensation	2,627	1,828
Excess tax benefits from stock-based compensation	(13,338)	(2,358)
Gain on sales of property and equipment	(201)	(55)
Deferred income taxes	6,047	2,029
Tenant allowances received from landlords	9,343	415
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,527)	(1,023)
Accounts receivable—other	(3,383)	(1,281)
Merchandise inventories	(68,634)	(31,328)
Income tax receivable	(3,654)	(2,860)
Prepaid expenses and other assets	(1,781)	187
Accounts payable	(16,678)	11,000
Customer deposits	3,557	1,813
Accrued liabilities	5,443	9,425
Other long-term liabilities	3,092	513

Net cash (used in) provided by operating activities	(59,431)	3,082

Cash flows from investing activities:

Purchases of property and equipment	(39,364)	(20,844)
Net proceeds from sale leaseback transactions	—	4,694
Deposit on future sale leaseback transactions applied	—	(1,802)
Proceeds from sales of property and equipment	74	34

Net cash used in investing activities	(39,290)	(17,918)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	82,913
Transaction costs for stock issuance	—	(4,764)
Proceeds from exercise of stock options	3,180	3,395
Excess tax benefits from stock-based compensation	13,338	2,358
Net settlement of shares - payment of witholding tax	(11,122)	—
Net (decrease) increase in bank overdrafts	(4,650)	3,240
Payments on notes payable	(454)	(455)
Transaction costs for amending ABL Facility	—	(1,611)
Other, net	43	38

Net cash provided by financing activities	335	85,114

Net (decrease) increase in cash and cash equivalents	(98,386)	70,278
Cash and cash equivalents
Beginning of period	157,837	21,496

End of period	$59,451	$91,774

Supplemental disclosure of cash flow information:
Interest paid	$1,815	$2,441
Income taxes paid	$1,571	$2,450
Capital expenditures included in accounts payable	$2,958	$6,090

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Six Months Ended September 30, 2010

(in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March 31, 2010	$—	$4	$254,770	$(982)	$(300)	$(84)	$253,408
Comprehensive income:
Net income					6,661		6,661
Unrealized gain on hedge arrangement, net of tax expense of $42				63			63

Total comprehensive income							6,724
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	43	43
Exercise of stock options	—	—	3,180	—	—	—	3,180
Excess tax benefits from stock-based compensation	—	—	13,338	—	—	—	13,338
Net settlement of shares - taxes	—	—	(11,122)	—	—	—	(11,122)
Stock-based compensation expense	—	—	2,627	—	—	—	2,627

Balance at September 30, 2010	$—	$4	$262,793	$(919)	$6,361	$(41)	$268,198

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgreggTM. As of September 30, 2010, the Company had 169 stores located in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value as of
	Level	September 30, 2010	March 31, 2010
Financial instruments classified as liabilities
Interest rate swap	2	$(1,525)	$(1,630)

No transfers between the levels within the fair value hierarchy occurred during the six months ended September 30, 2010. The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

During the three and six months ended September 30, 2010 and 2009, respectively, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s senior credit agreement (the “Term B Facility”) approximates fair value as the interest rate is market based.

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

Cash Flow Hedges

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt that is hedged. The Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its Term B Facility during fiscal 2008. This derivative instrument expired in October 2009, and upon its expiration the Company entered into another derivative instrument to manage its exposure on $75 million of its Term B Facility. This derivative instrument became effective in October 2009 and expires in October 2011.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Summary of Derivative Balances

The following table presents the gross fair values of derivative instruments and the corresponding classification in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2010 and March 31, 2010 (in thousands):

Contract Type	Balance Sheet Classification	Fair Value as of
		September 30, 2010	March 31, 2010
Cash flow hedge	Other long-term liabilites	$(1,525)	$(1,630)

For the three and six months ended September 30, 2010 , the hedges were considered effective and $0.4 million and $0.7 million, respectively, was recorded into interest expense for recognized losses on the cash flow hedges. Within the next year, the Company expects to reclassify into earnings approximately $1.4 million of losses from the current balance held in accumulated other comprehensive loss. There were no cash flow hedges discontinued prior to their original maturity date in the six months ended September 30, 2010 or 2009.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(4) Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	March 31, 2010
Machinery and equipment	17,996	15,100
Office furniture and equipment	113,070	96,323
Vehicles	3,770	4,715
Signs	12,501	9,128
Leasehold improvements	94,792	62,848
Construction in progress	10,699	34,626

	252,828	222,740
Less accumulated depreciation and amortization	(100,281)	(89,727)

Net property and equipment	$152,547	$133,013

(5) Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three and six months ended September 30, 2010 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (A)	$3,937	$4,947	$6,661	$6,416
Weighted average outstanding shares of common stock (B)	39,431,742	36,922,496	39,141,522	34,881,955
Dilutive effect of employee stock options	879,371	1,225,975	1,184,403	1,252,714

Common stock and potential dilutive common shares (C)	40,311,113	38,148,471	40,325,925	36,134,669
Net income per share:
Basic (A/B)	$0.10	$0.13	$0.17	$0.18
Diluted (A/C)	$0.10	$0.13	$0.17	$0.18

Antidilutive shares not included in the net income per diluted share calculation for the three months ended September 30, 2010 and 2009 were 869,500 and 660,000, respectively. Antidilutive shares not included in the net income per diluted share calculation for the six months ended September 30, 2010 and 2009 were 792,500 and 660,000, respectively.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(6) Inventories

Net merchandise inventories consisted of the following at September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	March 31, 2010
Video	$133,371	$93,520
Appliances	72,946	55,244
Other	63,820	52,739

	$270,137	$201,503

(7) Debt

A summary of debt at September 30, 2010 and March 31, 2010 is as follows (in thousands):

	September 30, 2010	March 31, 2010
Senior secured Term B Facility maturing on July 25, 2013, interest due quarterly	$87,887	$88,341
Less current maturities of long-term debt	908	908

Total long-term debt	$86,979	$87,433

On July 25, 2007, Gregg Appliances entered into the Term B Facility with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on the borrowings fluctuates and is payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan as of September 30, 2010 and March 31, 2010 was 2.3% and 2.5%, respectively. The Company entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at September 30, 2010 and March 31, 2010 to 3.9%. See discussion at Note 3.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at September 30, 2010

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“Revolving Credit Facility”) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Under the Revolving Credit Facility, as amended by Amendment No. 1, Gregg Appliances is not required to comply with any financial maintenance covenant unless it has less than $18.75 million of “excess availability” at any time, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.10 to 1.0. Amendment No. 1 allows up to $5.0 million of additional availability to be included in the total of “excess availability” for the months of October and November.

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

As of September 30, 2010 and March 31, 2010, under the Revolving Credit Facility, the Company had no cash borrowings outstanding and had $4.8 million of letters of credit outstanding, which expire through December 31, 2010. As of September 30, 2010 and March 31, 2010, the total borrowing availability under the Revolving Credit Facility was $120.2 million and $117.5 million, respectively. The interest rate based on the bank’s prime rate as of September 30, 2010 and March 31, 2010 was 3.0%.

(8) Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans for the six months ended September 30, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2010	4,549,217	$9.68
Granted	784,500	28.10
Exercised	(1,687,481)	7.28
Canceled	(30,664)	19.25

Outstanding at September 30, 2010	3,615,572	$14.72

During the six months ended September 30, 2010, the Company granted options for 784,500 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $11.19 during the six months ended September 30, 2010, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.30% -1.95%
Dividend yield	—
Expected volatility	45.5%
Expected life of the options (years)	4.5
Forfeitures	2.00%

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Of the 1,687,481 options exercised during the six months ended September 30, 2010, 712,136 relate to options with an aggregate value of $20.2 million used by certain employees in connection with the net settlement exercise of 1,324,000 stock options held by these employees. The 712,136 options were used to satisfy the employees’ exercise price and minimum statutory tax withholding requirements. During the six months ended September 30, 2010, 975,345 shares were issued in connection with the exercise of stock options.

(9) Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three and six months ended September 30, 2010 and 2009 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the three and six months ended September 30, 2010 and 2009, in thousands, is calculated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income, as reported	$3,937	$4,947	$6,661	$6,416
Reclassification adjustment for loss reclassified into interest expense, net of tax	218	176	436	332
Unrealized gain on hedge arrangements, net of tax	(189)	(299)	(373)	(502)

Comprehensive income	$3,966	$4,824	$6,724	$6,246

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

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related services operating under the name hhgreggTM. As of September 30, 2010, we operated 169 stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances. References to fiscal years in this report relate to the respective twelve month period ended March 31. Our 2011 fiscal year is the twelve month period ending on March 31, 2011.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 83% of our net sales mix for the three and six months ended September 30, 2010 and 84% of our net sales mix for the three and six months ended September 30, 2009.

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

During the past twelve months, we opened a net total of 51 new stores, all of which were opened in new markets, including Tampa, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania; Memphis, Tennessee; Richmond, Virginia; and Washington, DC. During the past twelve months, we also opened a fourth central distribution center in Brandywine, Maryland to support our growth plans. In July 2009, we announced our intention to accelerate our growth strategy by opening between 40 to 45 new stores during fiscal 2011. Thirty-eight of these stores were opened during the first two fiscal quarters of 2011, and we remain on track to open a total of 43 new stores in fiscal 2011.

Our primary capital requirements in the development of new stores are for furniture, fixtures and equipment, along with inventory and pre-opening expenses. This initial investment averages $1.9 million per new store, and our new stores have an average payback period on the investment of less than three years.

Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they experience a well-designed, customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly trained consultative sales force, who educate the customers about the different product features.

Our products are rich in features and innovations and are ever-changing. We believe that customers find it helpful to have someone explain the features and benefits of a product. We believe this assistance allows them the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering same-day delivery on many of our products and a high quality, in-home installation service. We offer all of this at a competitive price, under our philosophy, “Price and Advice, Guaranteed.”

While some of our product offerings are considered non-discretionary items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging overall economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product offerings and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict.

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the NPD Group, the prices of flat panel televisions in the industry have fallen approximately 40% since January 2008. As with similar product life cycles for console televisions, DVD players and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 3-D and IPTV technology, with an increased focus on selection and larger screen sizes.

Retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines appliance sales traffic is negatively impacted. The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Accordingly, average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts and number of stores):

	Three Months Ended		Six Months Ended
(unaudited)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net sales	$480,926	$332,178	$916,901	$616,568
Net sales % increase	44.8%	3.7%	48.7%	0.1%
Comparable store sales % (decrease) increase (1)	(1.5)%	(9.4)%	2.2%	(11.9)%
Gross profit as a % of net sales	30.0%	30.8%	30.2%	30.3%
SG&A as a % of net sales	22.1%	22.7%	22.6%	22.8%
Net advertising expense as a % of net sales	5.0%	4.1%	4.8%	4.1%
Depreciation and amortization expense as a % of net sales	1.4%	1.2%	1.4%	1.3%
Income from operations as a % of net sales	1.6%	2.8%	1.5%	2.1%
Net interest expense as a % of net sales	0.3%	0.4%	0.3%	0.4%
Net income	$3,937	$4,947	$6,661	$6,416
Net income per diluted share	$0.10	$0.13	$0.17	$0.18
Number of stores open at the end of period	169	118

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $3.9 million for the three months ended September 30, 2010, or $0.10 of net income per diluted share, compared with net income of $4.9 million, or $0.13 of net income per diluted share, for the three months ended September 30, 2009. For the six month period ended September 30, 2010, net income was $6.7 million, or $0.17 of net income per diluted share, compared with net income of $6.4 million, or net income per diluted share of $0.18, for the comparable prior year period. The 20.4% decrease in net income for the three month period ended September 30, 2010 as compared to the same period in the prior year was the result of a decrease in gross margin rate, increased advertising as a percentage of net sales, a comparable store sales decrease of 1.5%, and an increase in expenses associated with our launch of the Washington, DC market, partially offset by an increase in net sales due to the net addition of 51 stores during the past 12 months. The 3.8% increase in net income for the six month period ended September 30, 2010 was largely a result of an increase in net sales due to the net addition of 51 stores during the past 12 months and a comparable store sales increase of 2.2%, partially offset by increased advertising spend coupled with a modest decrease in gross profit as a percentage of net sales. However, due to the increased share count associated with the stock offering in July of 2009, net income per diluted share for the six month period ended September 30, 2010 compared to the prior year period decreased by 5.6%.

Net sales for the three and six months ended September 30, 2010 increased 44.8% and 48.7%, respectively, to $480.9 million and $916.9 million, respectively, compared to the comparable prior year periods. The change in net sales for the three months ended September 30, 2010 was primarily attributable to the net addition of 51 stores during the past 12 months offset by and a 1.5% decrease in comparable store sales. The change in net sales for the six months ended September 30, 2010 was primarily attributable to the net addition of 51 stores during the past 12 months and a 2.2% increase in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2010 and 2009 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,				Six Months Ended September 30,
	2010	2009	2010	2009	2010		2009		2010		2009
Video	44%	42%	42%	42%	1.6%		(15.9	) %	2.0%		(16.4)%
Appliances	39%	42%	41%	42%	(3.9	) %	(7.5	) %	5.5%		(12.3)%
Other (1)	17%	16%	17%	16%	(3.0	) %	5.9%		(5.6	) %	3.8%

Total	100%	100%	100%	100%	(1.5	) %	(9.4	) %	2.2%		(11.9)%

(1)	Primarily consists of audio, furniture and accessories, mattresses, notebook computers and personal electronics.

Our 1.5% decrease and 2.2% increase in comparable store sales for the three and six months ended September 30, 2010, respectively, primarily reflect a shift in sales in the appliance category during the respective periods. Comparable store sales in the appliance category decreased 3.9% during the three month period ended September 30, 2010 as a result of a decrease in unit demand slightly offset by a moderate increase in average selling price. In addition, the strong demand in the first fiscal quarter associated with the appliance stimulus programs pulled demand in the appliance category into the first fiscal quarter, thus negatively impacting our results in the second fiscal quarter. This resulted in an overall comparable store sales increase in the appliance category of 5.5% for the six month period ended September 30, 2010. For the three and six month periods ended September 30, 2010, the increase in comparable store sales for the video category was due primarily to continued strong unit demand in the category partially offset by a decrease in average selling prices. The comparable store sales decrease in the other category for the three and six month periods ended September 30, 2010 was due primarily to double digit comparable store sales decreases in small electronics and camcorders, partially offset by increases in sales of notebook computers.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 79 basis points for the three months ended September 30, 2010 versus the comparable prior year period. The decrease in the gross profit margin percentage for the period was primarily due to an overall shift in net sales mix between product categories. Consistent with historical new market launches, the appliance business takes longer to mature than does the rest of the product categories in stores in our new markets. Due to the lower balance of sales of appliances in new markets, coupled with the fact that appliance margins are higher than our average, our overall margin was negatively impacted by the change in overall product mix. In addition, a decline in vendor support and increased selling promotions, used to drive market share gains in the video category, led to decreased margins in the video category. The other category gross profit margin increased slightly in the three month period ended September 30, 2010, and carries a gross margin percentage less than our company average.

SG&A, as a percentage of net sales, decreased approximately 64 basis points for the three month period ended September 30, 2010, compared with the prior year period. SG&A was $106.2 million for the three months ended September 30, 2010 compared to $75.5 million for the comparable prior year period. The improvement for the three month period is primarily due to increased leverage of expenses based on our overall increase in sales despite a decrease in comparable store sales, offset by $0.7 million of expenses associated with the launch of the Washington, DC market.

Net advertising expense, as a percentage of net sales, increased approximately 91 basis points during the three months ended September 30, 2010, compared with the prior year period. Net advertising expense was $23.9 million for the three months ended September 30, 2010 compared to $13.5 million for the comparable prior year period. The increase in net advertising expense as a percentage of net sales was driven by increased spend associated with the grand opening of 12 stores during the period, which accounted for approximately $2.2 million of the gross advertising expense total for the three months. In addition, net advertising expense as a percentage of net sales was negatively impacted by less vendor support as a percentage of net sales as well as the comparable store sales decrease for the three months ended September 30, 2010.

Our effective income tax rate for the three months ended September 30, 2010 increased to 39.3% compared to 38.3% in the comparable prior year period. The increase in our effective income tax rate is primarily the result of changes in the expected annual effective state income tax rate for fiscal 2011.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 15 basis points for the six months ended September 30, 2010 to 30.2% from 30.3%. The decrease in the gross profit margin percentage was primarily due to an overall shift in net sales mix between product categories. Consistent with historical new market launches, the appliance business takes longer to mature than does the rest of the product categories in stores in our new markets. Due to the lower balance of sales of appliances in new markets, coupled with the fact that appliance margins are higher than our company average, our overall margin was negatively impacted by the change in overall product mix. In addition, a decline in vendor support and increased promotions, used to drive market share gains in the video category, led to decreased margins in the video category. The other category gross profit margin increased slightly in the six month period ended September 30, 2010, and carries a gross margin percentage less than our company average.

SG&A, as a percentage of net sales, decreased approximately 22 basis points for the six month period ended September 30, 2010, compared with the prior year period. SG&A was $207.0 million for the six months ended September 30, 2010 compared to $140.6 million for the comparable prior year period. The six month period was negatively impacted by $4.4 million of investments, including training, relocation and travel expenses incurred in connection with launching new stores in the Mid-Atlantic region.

Net advertising expense, as a percentage of net sales, increased approximately 68 basis points during the six months ended September 30, 2010 when compared with the comparable prior year period. Net advertising expense was $43.9 million for the six months ended September 30, 2010 compared to $25.3 million for the comparable prior year period. The increase in net advertising expense as a percentage of net sales was driven by increased spend associated with the grand opening of 38 stores during the six month period, which accounted for approximately $5.4 million of the gross advertising expense total. In addition, net advertising expense as a percentage of net sales was negatively impacted by less vendor support as a percentage of net sales for the six months ended September 30, 2010 and positively impacted by the comparable store sales increase for the six months ended September 30, 2010.

Our effective income tax rate for the six months ended September 30, 2010 increased to 39.4% compared to 38.8% in the comparable prior year period. The increase in our effective income tax rate is primarily the result of changes in the expected annual effective state income tax rate for fiscal 2011.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2010	September 30, 2009
Net cash (used in) provided by operating activities	$(59,431)	$3,082
Net cash used in investing activities	(39,290)	(17,918)
Net cash provided by financing activities	335	85,114

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $39.4 million and $20.8 million for the six months ended September 30, 2010 and 2009, respectively, primarily due to the opening of new stores. We plan on opening 43 new stores during fiscal 2011, of which 38 stores have already been opened. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, before sale and leaseback proceeds and excluding tenant allowances from landlords, for fiscal 2011 store openings and relocations to range between $42 million and $47 million. Capital expenditures for fiscal 2011 will be funded through cash and cash equivalents, borrowings under our revolving credit facility and tenant allowances from landlords.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities was ($59.4) million and $3.1 million for the six months ended September 30, 2010 and 2009, respectively. The increase in cash used in operating activities is primarily due to an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) and excess tax benefits from stock-based compensation. The change in cash flows relating to merchandise inventories was the result of purchases for stores opened in the first and second quarters of fiscal 2011 and for existing stores. The change in cash flows related to excess tax benefits from stock-based compensation was the result of stock option exercises. These increases in cash used in operating activities were partially offset by cash provided by tenant allowances received from landlords and the net change in our other current operating assets and liabilities, the change in which was primarily a result of differences in timing of customer sales, vendor payments and payroll payments.

Cash Used In Investing Activities. Cash used in investing activities was $39.3 million and $17.9 million for the six months ended September 30, 2010 and 2009, respectively. The increase in cash used in investing activities is due to increased purchases of property and equipment associated with the opening of 38 new stores in the first and second quarters of fiscal 2011 compared to eight new store openings in the first and second quarters of fiscal 2010 in addition to a decrease in net proceeds from sale-leaseback transactions, slightly offset by a decrease in deposits on future sale-leaseback transactions.

Cash Provided by Financing Activities. Cash provided by financing activities was $0.3 million for the six months ended September 30, 2010 compared to $85.1 million for the six months ended September 30, 2009. The decrease is primarily due to the stock offering completed during the six months ended September 30, 2009 that resulted in net proceeds of approximately $78.1 million. The remaining change is primarily due to an increase in excess tax benefits from stock-based compensation as a result of stock option exercises, offset by payments of withholding tax as a result of the net settlement of shares and a decrease in cash as a result of a net increase in bank overdrafts, due to a difference in timing.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points. The weighted average interest rate on the term loan as of September 30, 2010 and March 31, 2010 was 2.3% and 2.5%, respectively. We entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at September 30, 2010 and March 31, 2010 to 3.9%.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments were reduced to $227,099 with a balloon payment at maturity. As provided in the Term B Facility, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. In accordance with the Term B Facility, the next principal payment is due on December 31, 2010. In addition, Gregg Appliances is also required to prepay the outstanding loan, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of September 30, 2010, $87.9 million was outstanding on the Term B Facility and no additional prepayment was required to be made for the period ended September 30, 2010.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at September 30, 2010.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“Revolving Credit Facility”) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG”), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at September 30, 2010.

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

As of September 30, 2010 and March 31, 2010, under the Revolving Credit Facility, we had no cash borrowings outstanding and had $4.8 million of letters of credit outstanding, which expire through December 31, 2010. As of September 30, 2010 and March 31, 2010, the total borrowing availability under the Revolving Credit Facility was $120.2 million and $117.5 million, respectively. The interest rate based on the bank’s prime rate as of September 30, 2010 and March 31, 2010 was 3.0%.

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

For the three and six months ended September 30, 2010 the hedges were considered effective and $0.4 million and $0.7 million, respectively, was recorded as interest expense for recognized losses on the cash flow hedges.

Contractual Obligations

We entered into lease commitments totaling approximately $32.9 million over their respective lease terms during the six months ended September 30, 2010. There have been no other significant changes in our contractual obligations since the end of fiscal 2010. See our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2010 in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010 for additional information regarding our contractual obligations.

Forward-Looking Statements

Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010 and the Risk Factors sent forth in our Annual Report on Form 10-K filed with the SEC on May 27, 2010. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

Our short-term and long-term debt consists of our Revolving Credit Facility and our Term B Facility.

Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of September 30, 2010, we had no cash borrowings under our Revolving Credit Facility.

As of September 30, 2010, we had $87.9 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $75.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.1 million.

ITEM 4.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

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

Dated: November 9, 2010