Form 10-Q
period 2010-12-31
hhgregg, Inc.
filed 2011-02-08
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of February 3, 2011 was 39,706,237.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended December 31, 2010

Part I. Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands, except share and per share data)
Net sales	$653,731	$500,392	$1,570,632	$1,116,960
Cost of goods sold	460,190	347,888	1,100,371	777,461

Gross profit	193,541	152,504	470,261	339,499
Selling, general and administrative expenses	118,110	92,715	325,159	233,326
Net advertising expense	22,939	17,189	66,795	42,477
Depreciation and amortization expense	6,944	4,345	19,337	12,324

Income from operations	45,548	38,255	58,970	51,372
Other expense (income):
Interest expense	1,288	1,317	3,739	3,972
Interest income	(5)	(4)	(19)	(18)

Total other expense	1,283	1,313	3,720	3,954

Income before income taxes	44,265	36,942	55,250	47,418
Income tax expense	17,352	14,207	21,677	18,267

Net income	$26,913	$22,735	$33,573	$29,151

Net income per share
Basic	$0.68	$0.59	$0.85	$0.81
Diluted	$0.66	$0.57	$0.83	$0.78
Weighted average shares outstanding-Basic	39,583,521	38,393,715	39,289,391	36,056,798
Weighted average shares outstanding-Diluted	40,495,966	39,736,739	40,380,370	37,350,450

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2010	March 31, 2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$71,536	$157,837
Accounts receivable—trade, less allowances of $193 and $177, respectively	16,093	7,312
Accounts receivable—other	29,649	23,411
Merchandise inventories, net	363,515	201,503
Prepaid expenses and other current assets	3,439	7,905
Income tax receivable	3,840	624
Deferred income taxes	8,173	6,155

Total current assets	496,245	404,747

Net property and equipment	154,187	133,013
Deferred financing costs, net	2,292	3,196
Deferred income taxes	53,499	64,096
Other assets	1,015	867

Total long-term assets	210,993	201,172

Total assets	$707,238	$605,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,387	$149,414
Current maturities of long-term debt	908	908
Customer deposits	23,719	20,330
Accrued liabilities	56,805	44,846

Total current liabilities	257,819	215,498

Long-term liabilities:
Long-term debt, excluding current maturities	86,752	87,433
Other long-term liabilities	63,320	49,580

Total long-term liabilities	150,072	137,013

Total liabilities	407,891	352,511

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 39,702,904 and 38,517,388 shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively	4	4
Additional paid-in capital	266,814	254,770
Accumulated other comprehensive loss	(703)	(982)
Retained earnings (accumulated deficit)	33,273	(300)

	299,388	253,492
Note receivable for common stock	(41)	(84)

Total stockholders’ equity	299,347	253,408

Total liabilities and stockholders’ equity	$707,238	$605,919

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2010	December 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$33,573	$29,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,337	12,324
Amortization of deferred financing costs	904	690
Stock-based compensation	3,934	2,643
Excess tax benefits from stock-based compensation	(14,484)	(2,460)
(Gain) loss on sales of property and equipment	(297)	12
Deferred income taxes	8,396	9,656
Tenant allowances received from landlords	14,421	6,334
Changes in operating assets and liabilities:
Accounts receivable—trade	(8,781)	(1,417)
Accounts receivable—other	(6,238)	(4,676)
Merchandise inventories	(162,012)	(75,766)
Income tax receivable	11,268	—
Prepaid expenses and other assets	4,318	(387)
Accounts payable	36,898	5,889
Customer deposits	3,389	2,117
Accrued liabilities	11,959	18,508
Other long-term liabilities	(26)	(1,222)

Net cash (used in) provided by operating activities	(43,441)	1,396

Cash flows from investing activities:
Purchases of property and equipment	(49,006)	(34,160)
Net proceeds from sale leaseback transactions	—	4,694
Deposit on future sale leaseback transactions applied	—	(1,043)
Proceeds from sales of property and equipment	120	43

Net cash used in investing activities	(48,886)	(30,466)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	82,913
Transaction costs for stock issuance	—	(4,764)
Proceeds from exercise of stock options	4,748	3,725
Excess tax benefits from stock-based compensation	14,484	2,460
Net settlement of shares - payment of witholding tax	(11,122)	—
Net (decrease) increase in bank overdrafts	(1,446)	25,191
Payments on notes payable	(681)	(682)
Transaction costs for amending ABL Facility	—	(1,640)
Other, net	43	38

Net cash provided by financing activities	6,026	107,241

Net (decrease) increase in cash and cash equivalents	(86,301)	78,171
Cash and cash equivalents
Beginning of period	157,837	21,496

End of period	$71,536	$99,667

Supplemental disclosure of cash flow information:
Interest paid	$2,710	$3,411
Income taxes paid	$1,653	$2,529
Capital expenditures included in accounts payable	$1,914	$7,778

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Nine Months Ended December 31, 2010

(in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March 31, 2010	$—	$4	$254,770	$(982)	$(300)	$(84)	$253,408
Comprehensive income:
Net income					33,573		33,573
Unrealized gain on hedge arrangement, net of tax expense of $183				279			279

Total comprehensive income							33,852
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	43	43
Exercise of stock options	—	—	4,748	—	—	—	4,748
Excess tax benefits from stock-based compensation	—	—	14,484	—	—	—	14,484
Net settlement of shares - taxes	—	—	(11,122)	—	—	—	(11,122)
Stock-based compensation expense	—	—	3,934	—	—	—	3,934

Balance at December 31, 2010	$—	$4	$266,814	$(703)	$33,273	$(41)	$299,347

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgreggTM. As of December 31, 2010, the Company had 173 stores located in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value as of
	Level	December 31, 2010	March 31, 2010
Financial instruments classified as liabilities
Interest rate swap	2	$(1,168)	$(1,630)

No transfers between the levels within the fair value hierarchy occurred during the nine months ended December 31, 2010. The fair value of the Company’s interest rate swap was determined based on LIBOR yield curves at the reporting date.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

During the three and nine months ended December 31, 2010 and 2009, respectively, the Company had no measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

interest payments in the same period in which the related interest affects earnings. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported currently in earnings.

Summary of Derivative Balances

The following table presents the gross fair values of derivative instruments and the corresponding classification in the Company’s unaudited condensed consolidated balance sheets as of December 31, 2010 and March 31, 2010 (in thousands):

Contract Type	Balance Sheet Classification	Fair Value as of
		December 31, 2010	March 31, 2010
Cash flow hedge	Accrued liabilities	$(1,168)	$—
Cash flow hedge	Other long-term liabilities	—	(1,630)

For the three and nine months ended December 31, 2010, the hedges were considered effective and $0.4 million and $1.1 million, respectively, were recorded into interest expense for recognized losses on the cash flow hedges. Within the next year, the Company expects to reclassify into earnings approximately $1.2 million of losses from the current balance held in accumulated other comprehensive loss. There were no cash flow hedges discontinued prior to their original maturity date in the nine months ended December 31, 2010 or 2009.

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

(4) Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010
Machinery and equipment	18,660	15,100
Office furniture and equipment	116,679	96,323
Vehicles	3,398	4,715
Signs	13,041	9,128
Leasehold improvements	99,169	62,848
Construction in progress	9,935	34,626

	260,882	222,740
Less accumulated depreciation and amortization	(106,695)	(89,727)

Net property and equipment	$154,187	$133,013

(5) Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three and nine months ended December 31, 2010 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income (A)	$26,913	$22,735	$33,573	$29,151
Weighted average outstanding shares of common stock (B)	39,583,521	38,393,715	39,289,391	36,056,798
Dilutive effect of employee stock options	912,445	1,343,024	1,090,979	1,293,652

Common stock and potential dilutive common shares (C)	40,495,966	39,736,739	40,380,370	37,350,450
Net income per share:
Basic (A/B)	$0.68	$0.59	$0.85	$0.81
Diluted (A/C)	$0.66	$0.57	$0.83	$0.78

Antidilutive shares not included in the net income per diluted share calculation for the three months ended December 31, 2010 and 2009 were 802,500 and 737,000, respectively. Antidilutive shares not included in the net income per diluted share calculation for the nine months ended December 31, 2010 and 2009 were 802,500 and 737,000, respectively.

(6) Inventories

Net merchandise inventories consisted of the following at December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010
Video	$198,105	$93,520
Appliances	92,458	55,244
Other	72,952	52,739

	$363,515	$201,503

(7) Debt

A summary of debt at December 31, 2010 and March 31, 2010 is as follows (in thousands):

	December 31, 2010	March 31, 2010
Senior secured Term B Facility maturing on July 25, 2013	$87,660	$88,341
Less current maturities of long-term debt	908	908

Total long-term debt	$86,752	$87,433

On July 25, 2007, Gregg Appliances entered into the Term B Facility with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on the borrowings fluctuates and is payable in defined periods, currently monthly, depending on Gregg Appliances’ election of the bank’s prime rate or LIBOR plus an applicable margin, which is currently 200 basis points. The weighted average interest rate on the term loan as of December 31, 2010 and March 31, 2010 was 2.3% and 2.5%, respectively. The Company entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at December 31, 2010 and March 31, 2010 to 3.9%. See discussion at Note 3.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at December 31, 2010.

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“Revolving Credit Facility”) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG”), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at December 31, 2010.

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

As of December 31, 2010 and March 31, 2010, under the Revolving Credit Facility, the Company had no cash borrowings outstanding and had $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of December 31, 2010 and March 31, 2010, the total borrowing availability under the Revolving Credit Facility was $120.2 million and $117.5 million, respectively. The interest rate based on the bank’s prime rate as of December 31, 2010 and March 31, 2010 was 3.0%.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(8) Stock-based Compensation

The following table summarizes the activity under the Company’s Stock Option Plans for the nine months ended December 31, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2010	4,549,217	$9.68
Granted	794,500	28.06
Exercised	(1,897,652)	7.30
Canceled	(33,164)	19.93

Outstanding at December 31, 2010	3,412,901	$15.19

During the nine months ended December 31, 2010, the Company granted options for 794,500 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $11.17 during the nine months ended December 31, 2010, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.30% -1.95%
Dividend yield	—
Expected volatility	45.5%
Expected life of the options (years)	4.5
Forfeitures	2.00%

Of the 1,897,652 options exercised during the nine months ended December 31, 2010, 712,136 relate to options with an aggregate value of $20.2 million used by certain employees in connection with the net settlement exercise of 1,324,000 stock options held by these employees during the second quarter of fiscal 2011. The 712,136 options were used to satisfy the employees’ exercise price and minimum statutory tax withholding requirements. During the nine months ended December 31, 2010, 1,185,516 shares were issued in connection with the exercise of stock options.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(9) Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three and nine months ended December 31, 2010 and 2009 includes the changes in fair value of the Company’s interest rate swaps, net of tax. Comprehensive income for the three and nine months ended December 31, 2010 and 2009 is calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income, as reported	$26,913	$22,735	$33,573	$29,151
Reclassification adjustment for loss reclassified into interest expense, net of tax	225	231	660	864
Unrealized gain on hedge arrangements, net of tax	(9)	(123)	(381)	(927)

Comprehensive income	$27,129	$22,843	$33,852	$29,088

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

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related services operating under the name hhgreggTM. As of December 31, 2010, we operated 173 stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances. References to fiscal years in this report relate to the respective twelve month period ended March 31. Our 2011 fiscal year is the twelve month period ending on March 31, 2011.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 80% of our net sales mix for the three months ended December 31, 2010 and 2009, respectively, and 82% of our net sales mix for the nine months ended December 31, 2010 and 2009, respectively.

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

During the past twelve months, we opened a net total of 46 new stores, all of which were opened in new markets, including Baltimore, Maryland; Philadelphia, Pennsylvania; Richmond, Virginia; and Washington, DC. During the past twelve months, we also opened a fourth central distribution center in Brandywine, Maryland to support our growth plans. We opened 42 stores during the first three fiscal quarters of 2011, and we remain on track to open a total of 43 new stores in fiscal 2011.

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

While many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict.

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the NPD Group, the prices of flat panel televisions in the industry have fallen approximately 40% since January 2008. As with similar product life cycles for console televisions, DVD players and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 3-D and IPTV technology, with an increased focus on selection and larger screen sizes. However, lower than expected demand and pricing pressures could result in price points for heavily-featured items declining more quickly, and to a greater extent, than we have historically experienced.

Retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales traffic is also negatively impacted. The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Accordingly, average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2010 in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2010.

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
(unaudited)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$653,731	$500,392	$1,570,632	$1,116,960
Net sales % increase	30.6%	20.3%	40.6%	8.3%
Comparable store sales % decrease (1)	(6.2)%	(0.2)%	(1.4)%	(7.2)%
Gross profit as a % of net sales	29.6%	30.5%	29.9%	30.4%
SG&A as a % of net sales	18.1%	18.5%	20.7%	20.9%
Net advertising expense as a % of net sales	3.5%	3.4%	4.3%	3.8%
Depreciation and amortization expense as a % of net sales	1.1%	0.9%	1.2%	1.1%
Income from operations as a % of net sales	7.0%	7.6%	3.8%	4.6%
Net interest expense as a % of net sales	0.2%	0.3%	0.2%	0.4%
Net income	$26,913	$22,735	$33,573	$29,151
Net income per diluted share	$0.66	$0.57	$0.83	$0.78
Number of stores open at the end of period	173	127

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $26.9 million for the three months ended December 31, 2010, or $0.66 of net income per diluted share, compared with net income of $22.7 million, or $0.57 of net income per diluted share, for the three months ended December 31, 2009. For the nine month period ended December 31, 2010, net income was $33.6 million, or $0.83 of net income per diluted share, compared with net income of $29.2 million, or net income per diluted share of $0.78, for the comparable prior year period. The 18.4% and 15.2% increases in net income for the three and nine month periods ended December 31, 2010, respectively, as compared to the same periods in the prior year was the result of an increase in net sales due to the net addition of 46 stores during the past 12 months, offset by a decrease in gross margin rate, increased advertising as a percentage of net sales and comparable store sales decreases of 6.2% and 1.4%, respectively.

Net sales for the three and nine months ended December 31, 2010 increased 30.6% and 40.6%, respectively, to $653.7 million and $1.6 billion, respectively, compared to the comparable prior year periods. The increases in net sales for the three and nine months ended December 31, 2010 were primarily attributable to the net addition of 46 stores during the past 12 months, offset by 6.2% and 1.4% decreases in comparable store sales for the three and nine month periods ended December 31, 2010, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Video	50%	50%	46%	46%	(5.9)%	(7.5)%	(1.7)%	(12.4)%
Appliances	30%	30%	36%	36%	(5.7)%	7.5%	1.6%	(6.3)%
Other (1)	20%	20%	18%	18%	(7.9)%	9.6%	(6.7)%	6.5%

Total	100%	100%	100%	100%	(6.2)%	(0.2)%	(1.4)%	(7.2)%

(1)	Primarily consists of audio, furniture and accessories, mattresses, notebook computers and personal electronics.

Comparable store sales in the appliance category decreased 5.7% during the three month period ended December 31, 2010 as a result of moderate decreases in unit demand and average selling price. The strong demand in the first fiscal quarter of 2011 associated with the appliance stimulus programs pulled demand in the appliance category into the first fiscal quarter, thus negatively impacting our results and comparable store sales in our second and third fiscal quarters. This resulted in an overall comparable store sales increase in the appliance category of 1.6% for the nine month period ended December 31, 2010. For the three and nine month periods ended December 31, 2010, the decreases in comparable store sales for the video category were due primarily to a double digit decrease in average selling prices driven by lower than expected demand for emerging technologies, partially offset by continued strong overall video unit demand. The comparable store sales decreases in the other category for the three and nine month periods ended December 31, 2010 were due primarily to double digit comparable store sales decreases in small electronics and camcorders, partially offset by double digit increases in sales of notebook computers.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 87 basis points for the three months ended December 31, 2010 versus the comparable prior year period. The decrease in gross profit margin percentage was primarily due to a net sales mix shift within the video category. The video category saw a greater increase in demand for entry level products, including smaller screen sizes which carry lower margins than bigger, more feature rich screen sizes. The other category gross profit margin percentage increased slightly, but carries a gross margin percentage less than our company average.

SG&A, as a percentage of net sales, decreased approximately 46 basis points for the three months ended December 31, 2010, compared with the prior year period. SG&A was $118.1 million for the three months ended December 31, 2010 compared to $92.7 million for the comparable prior year period. The improvement is primarily due to increased leverage of expenses based on our overall increase in sales.

Net advertising expense, as a percentage of net sales, increased approximately 7 basis points during the three months ended December 31, 2010, compared with the prior year period. Net advertising expense was $22.9 million for the three months ended December 31, 2010 compared to $17.2 million for the comparable prior year period. The increase in net advertising expense as a percentage of net sales was the result of increased spend as a percentage of net sales due to decreases in comparable store sales slightly offset by greater advertising support from vendors.

Our effective income tax rate for the three months ended December 31, 2010 increased to 39.2% compared to 38.5% in the comparable prior year period. The increase in our effective income tax rate is primarily the result of changes in the expected annual effective state income tax rate for fiscal 2011.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 45 basis points for the nine months ended December 31, 2010 to 29.9% from 30.4%. The decrease in the gross profit margin percentage was primarily due to a net sales mix shift within the video category. The video category saw a greater increase in demand for entry level products, including smaller screen sizes which carry lower margins than bigger, more feature rich screen sizes.

The other category gross profit margin increased slightly, but carries a gross margin percentage less than our company average.

SG&A, as a percentage of net sales, decreased approximately 19 basis points for the nine months ended December 31, 2010, compared with the prior year period. SG&A was $325.2 million for the nine months ended December 31, 2010 compared to $233.3 million for the comparable prior year period. The improvement is primarily due to increased leverage of expenses based on our overall increase in sales, offset by $4.4 million of investments, including training, relocation and travel expenses incurred in connection with launching new stores in the Mid-Atlantic region.

Net advertising expense, as a percentage of net sales, increased approximately 45 basis points during the nine months ended December 31, 2010 when compared with the comparable prior year period. Net advertising expense was $66.8 million for the nine months ended December 31, 2010 compared to $42.5 million for the comparable prior year period. The increase in advertising expense as a percentage of net sales for the nine month period was primarily driven by increased spend associated with the grand opening of 42 stores during the nine month period ended December 31, 2010, compared to the grand opening of 18 stores in the comparable prior year period and the comparable store sales decrease, slightly offset by greater advertising support from vendors.

Our effective income tax rate for the nine months ended December 31, 2010 increased to 39.2% compared to 38.5% in the comparable prior year period. The increase in our effective income tax rate is primarily the result of changes in the expected annual effective state income tax rate for fiscal 2011.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2010	December 31, 2009
Net cash (used in) provided by operating activities	$(43,441)	$1,396
Net cash used in investing activities	(48,886)	(30,466)
Net cash provided by financing activities	6,026	107,241

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $49.0 million and $34.2 million for the nine months ended December 31, 2010 and 2009, respectively, primarily due to the opening of new stores. We plan on opening 43 new stores during fiscal 2011, of which 42 stores had been opened as of December 31, 2010. During fiscal 2012, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect net capital expenditures, after sale and leaseback proceeds and including tenant allowances from landlords, for fiscal 2011 store openings and relocations to range between $42 million and $47 million. Capital expenditures for fiscal 2011 will be funded through cash and cash equivalents, borrowings under our revolving credit facility and tenant allowances from landlords.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities was ($43.4) million and $1.4 million for the nine months ended December 31, 2010 and 2009, respectively. The increase in cash used in operating activities is primarily due to an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) and excess tax benefits from stock-based compensation. The change in cash flows relating to merchandise inventories was the result of purchases for stores opened in the first three quarters of fiscal 2011 and for existing stores. The change in cash flows related to excess tax benefits from stock-based compensation was the result of stock option exercises. These increases in cash used in operating activities were partially offset by cash provided by tenant allowances received from landlords, the change in income tax receivable, and the net change in our other current operating assets and liabilities, the change in which was primarily a result of differences in timing of customer sales and vendor payments.

Cash Used In Investing Activities. Cash used in investing activities was $48.9 million and $30.5 million for the nine months ended December 31, 2010 and 2009, respectively. The increase in cash used in investing activities is due to increased purchases of property and equipment associated with the opening of 42 new stores in the first three quarters of fiscal 2011 compared to 18 new store openings in the first three quarters of fiscal 2010 in addition to a decrease in net proceeds from sale-leaseback transactions, slightly offset by a decrease in deposits on future sale-leaseback transactions.

Cash Provided by Financing Activities. Cash provided by financing activities was $6.0 million for the nine months ended December 31, 2010 compared to $107.2 million for the nine months ended December 31, 2009. The decrease is primarily due to the stock offering completed during the nine months ended December 31, 2009 that resulted in net proceeds of approximately $78.1 million. The remaining change is primarily due to an increase in excess tax benefits from stock-based compensation as a result of stock option exercises, offset by payments of withholding tax as a result of the net settlement of options and a decrease in cash as a result of a net decrease in bank overdrafts, due to a difference in timing.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining a $100 million senior secured term loan B maturing on July 25, 2013. Interest on borrowings is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin, currently 200 basis points. The weighted average interest rate on the term loan as of December 31, 2010 and March 31, 2010 was 2.3% and 2.5%, respectively. We entered into an interest rate related derivative on $75 million of the Term B Facility which adjusts the effective weighted average interest rate on the Term B Facility at December 31, 2010 and March 31, 2010 to 3.9%.

The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments were reduced to $227,099 with a balloon payment at maturity. As provided in the Term B Facility, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. In accordance with the Term B Facility, the next principal payment is due on March 31, 2011. In addition, Gregg Appliances is also required to prepay the outstanding loan, subject to certain exceptions, with annual excess cash flow and certain other proceeds (as defined in the Term B Facility). As of December 31, 2010, $87.7 million was outstanding on the Term B Facility and no additional prepayment was required to be made for the period ended December 31, 2010.

The Term B Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. The only financial covenant included in the Term B Facility is a maximum leverage ratio. Events of default under the Term B Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control. Gregg Appliances was in compliance with the restrictions and covenants in the Term B Facility at December 31, 2010.

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“Revolving Credit Facility”) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which amended the Revolving Credit Facility. Amendment No. 1 increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. Under the Revolving Credit Facility, as amended by Amendment No. 1, borrowings from time to time shall not exceed a defined borrowing base. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The annual commitment fee is 0.25% on the unused portion of the facility and 1.25% for outstanding letters of credit. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG”), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at December 31, 2010.

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

As of December 31, 2010 and March 31, 2010, under the Revolving Credit Facility, we had no cash borrowings outstanding and had $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of December 31, 2010 and March 31, 2010, the total borrowing availability under the Revolving Credit Facility was $120.2 million and $117.5 million, respectively. The interest rate based on the bank’s prime rate as of December 31, 2010 and March 31, 2010 was 3.0%.

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

A downgrade in our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. Factors that can affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We are not aware of any existing circumstances which would be reasonably likely to result in a significant downgrade of our credit ratings.

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

For the three and nine months ended December 31, 2010 the hedges were considered effective and $0.4 million and $1.1 million, respectively, was recorded as interest expense for recognized losses on the cash flow hedges.

Contractual Obligations

We entered into lease commitments totaling approximately $133.4 million over their respective lease terms during the nine months ended December 31, 2010. There have been no other significant changes in our contractual obligations since the end of fiscal 2010. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2010 in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010 for additional information regarding our contractual obligations.

Forward-Looking Statements

Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 27, 2010 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 27, 2010. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

Our short-term and long-term debt consists of our Revolving Credit Facility and our Term B Facility.

Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of December 31, 2010, we had no cash borrowings under our Revolving Credit Facility.

As of December 31, 2010, we had $87.7 million outstanding on our Term B Facility. Interest on our Term B Facility is payable in defined periods, currently monthly, depending on our election of the bank’s prime rate or LIBOR plus an applicable margin. We are not subject to material interest rate risk as $75.0 million of the outstanding amount of Term B Facility is subject to an interest rate hedge. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.1 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the new risk factor described below, there have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 27, 2010.

We may experience significant price pressures over the life cycle of our consumer electronics products which may negatively impact our ability to maintain historical comparable store sales levels.

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. In response to continuing pressure from consumers and our competitors, price points may be reduced more quickly, and to a greater degree, as compared to our prior practice in order to drive consumption. As a result, unit sales must increase at a greater rate than average selling prices decline in order to maintain or grow comparable store sales. If new product introductions do not drive enough sales volume at higher price points, prices will have to be reduced in order to sell existing inventory, which may negatively impact our ability to maintain our historical comparable store sales levels.

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

Dated: February 8, 2011