Form 10-K
period 2011-03-31
hhgregg, Inc.
filed 2011-05-26
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2010 was approximately $483,203,087 based on the closing stock price of $24.76 per share on that day. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

The number of shares of hhgregg, Inc.’s common stock outstanding as of May 12, 2011 was 39,728,737.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2011) for the regular meeting of stockholders to be held on August 2, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	the effect of general and regional economic and employment conditions on our net sales;

•	the impact of average selling prices on net sales;

•	competition in existing, adjacent and new metropolitan markets;

•	changes in customer preferences;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	our reliance on a small number of suppliers;

•	rapid inflation or deflation in core product prices;

•	the failure of manufacturers to introduce new products and technologies;

•	customer acceptance of new technology;

•	our dependence on our key management personnel and our ability to attract and retain qualified sales personnel;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites for our stores and the negotiation of acceptable leases for those sites;

•	fluctuation in seasonal demand;

•	our ability to maintain our rate of growth and penetrate new geographic areas;

•	our ability to obtain additional financing and maintain our credit facilities;

•	our ability to maintain and upgrade our information technology system;

•	the effect of a disruption at our central distribution centers;

•	changes in cost for print and television advertising; and

•	changes in trade regulation, currency fluctuations and prevailing interest rates.

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

We are a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgregg™. As of March 31, 2011, we operated 173 stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. We also distinguish ourselves by offering same-day delivery on many of our products. Our superior customer purchase experience has enabled us to successfully compete against the other leading video and appliance retailers over the course of our 56-year history.

We design our stores to be visually appealing to our customers and to highlight our premium selection of consumer electronics and appliances. We utilize flat panel television display walls, appliance displays and digital product centers to showcase our broad selection of products with advanced features and functionality. We carry approximately 100 models of flat panel televisions and 350 models of appliances. Our new store prototypes typically range from 25,000 to 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, direct mail, e-mail and web promotions.

Our sales can be categorized in the following manner:

•

Video: We offer a broad selection of the latest video products, such as LED televisions and Blu-ray players. Representative brands include Curtis, LG, Hisense, Panasonic, Samsung, Sharp, Sony and Toshiba. For fiscal 2011, video products represented 46% of net sales.

•

Appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, cooking ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool. For fiscal 2011, home appliances represented 36% of net sales.

•

Other: We also sell audio products, cellular phones, computers, mattresses and other select popular consumer electronics and accessories. We continue to evaluate other merchandise categories to further enhance our product offerings. Products such as home audio systems, notebook computers, cameras, personal navigation, gaming bundles, telephones and advanced cables generate and support store traffic and create cross-selling opportunities with our other products. Our suite of services is aimed at enhancing our customers’ superior purchase experience. For fiscal 2011, other products and services represented 18% of net sales.

•

Additionally, we sell a suite of services including third-party premium service plans (“PSPs”), third-party in-home service and repair of our products, same-day delivery and installation and in-home repair and maintenance. Services and PSP revenues are included as a component of net sales in the categories listed above.

We believe the following strengths contribute significantly to our success and position us for growth within our existing and new markets:

Superior customer purchase experience. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. Approximately 96% of our sales associates are full-time employees, supporting our goal of hiring individuals who are career oriented and motivated. We believe that when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced video and appliance products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. This further enhances our brand image and customer experience.

We offer same-day delivery for many of our products and also provide quality in-home installation services. These features significantly enhance our ability to sell large, more complex products. Our network of 14 central and regional distribution centers provides a local supply of inventory that supports our same-day delivery strategy. We conduct a significant number of customer surveys each year to ensure customer satisfaction and provide us with feedback to continue improving our superior customer purchase experience.

Balanced mix of premium video products and appliances. We offer an extensive selection of premium video products and appliances. Historically, our appliance business has provided us with financial stability and consistently strong cash flow while our television and video products have contributed significantly to our growth in sales and profitability. Our cash flow tends to be less seasonal and more stable over the long term as a result of our balanced merchandise mix of video products and appliances. In addition, the combination of large screen televisions and appliances, each of which frequently requires home delivery and installation, provides us with efficiencies in home delivery and installation. In fiscal 2012 we will launch a new e-commerce site which contains significant functionality enhancements and a more state of the art look and feel which will better position us as a multi-channel retailer.

Proven ability to successfully penetrate new markets. We seek to expand our highly portable store concept into new markets where we believe there is significant underlying demand for our product mix and customer services, as well as an attractive demographic profile. We have successfully opened or acquired stores in 12 new metropolitan markets in the past five years, most recently in the Baltimore, Maryland; Philadelphia, Pennsylvania and Washington D.C. markets. We typically enter a market with a scaled presence to efficiently leverage our advertising spending, regional management and delivery and distribution infrastructure. Within a short time period, usually not exceeding 18 months, we grow our store count in the new market to optimize leverage of our fixed costs and our market share. In fiscal 2012, we plan to open 35 to 40 new stores, predominately in the markets of Chicago, Illinois; Miami, Florida and Pittsburgh, Pennsylvania.

Strong store economics. We closely adhere to our prototype store format when opening new stores, which helps simplify our operations and ensures consistent execution. Our stores typically generate positive cash flow within three months of opening and provide a cash payback in less than three years. Strong store economics, combined with efficient inventory management, generate significant free cash flow to internally fund a portion of our growth. Stores opened during fiscal years 2008, 2009 and 2010 had strong first full year performance, including average net sales of $12.0 million, which contributed to our 4.2% operating income margin. During this same period, our new stores required average net capital expenditures of $1.0 million and average initial net-owned inventory investments of $0.8 million.

Experienced management team. Our executive management team has an average of over 15 years of experience with us and 26 years of overall industry experience. Under our management team’s direction, we have grown our store base at a compound annual growth rate of 19.0% since fiscal 1998.

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

Product Service and Support. We currently outsource product service and repair of our products sold with and without extended warranties. The majority of extended warranties we sell to our customers are third-party PSPs. The PSPs typically extend three to five years beyond the manufacturer’s warranty and cover all service and repair-related maintenance. We closely monitor the performance of our third-party vendor to ensure the quality and timeliness of their repair services. We offer customer support via our central customer service call center. Our service center is open seven days a week and provides customers with a toll-free resource to ask product and other support-related questions. We complete the customer purchase experience by offering a full array of in-store and in-home product services, including PC optimization and home theatre and appliance installation to ensure the customer is able to fully enjoy their purchase.

Private Label Credit Card. We offer customers financing through a private label credit card with a third-party financial institution. The third-party financial institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts. Private label credit card sales accounted for 29%, 29% and 33% of our net sales in fiscal 2011, 2010 and 2009, respectively.

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

Product Categories. We sell a wide variety of premium video products, including digital televisions and home theater systems, appliances, audio products, notebook computers, mattresses and related services. The table below lists selected products and representative brands for our core merchandise categories:

Category	Products	Selected Brands
Video	Flat panel televisions (including LED, LCD and plasma formats), and Blu-Ray and DVD players	Curtis, Hisense, LG, Panasonic, Samsung, Sharp, Sony and Toshiba

Appliances	Washers and dryers, refrigerators, cooking ranges, dishwashers, freezers, and air conditioners	Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool

Other	Digital camcorders, digital cameras, gaming bundles, home theater receivers, mattresses, MP3 players, computers, personal navigation, tablets, speaker systems and telephones	Acer, Canon, HP, Nikon, Samsung, Serta, Sony and Toshiba

Vendor Relationships. Our top 10 and 20 suppliers accounted for over 81.2% and 90.6%, respectively, of merchandise purchased by us during fiscal 2011. Our key suppliers include Frigidaire, GE, LG, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool.

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

Personnel and Training

Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Approximately 96% of our sales associates are full-time employees. Our sales associates are compensated based on both sales and product profitability. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of 10 hours per month in order to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.

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

Distribution and Warehousing

Our distribution and warehousing functions are designed to optimize inventory availability and turnover, delivery efficiency, and minimize product handling. Our distribution and warehousing system at March 31, 2011 consisted of four regional distribution centers, or RDCs, and ten local distribution centers, or LDCs. In fiscal 2012, we plan to open one additional RDC in the Chicago, Illinois metropolitan area and one additional LDC in the Miami, Florida metropolitan area. RDCs receive products directly from manufacturers and stock merchandise for local customer delivery and store and LDC replenishment. LDCs receive inventory daily from their respective RDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our RDCs and LDCs operate seven days a week. All of our distribution facilities are leased.

The following table sets forth certain information relating to our RDCs and LDCs as of March 31, 2011:

Facility	Opening Date	Area Served	Size (sq. ft)
RDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Brandywine, Maryland	March 2010	Mid-Atlantic	393,440
Indianapolis, Indiana	June 1986	Midwest	319,458
Orlando, Florida	April 2008	Florida	282,126

LDC:
Birmingham, Alabama	April 2007	Birmingham	65,000
Charlotte, North Carolina	April 2005	Charlotte	99,688
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	89,643
Jacksonville, Florida	March 2008	Jacksonville	71,760
Louisville, Kentucky	August 2002	Louisville	61,000
Nashville, Tennessee	October 2006	Nashville	100,000
Philadelphia, Pennsylvania	April 2010	Philadelphia	86,304
Raleigh, North Carolina	August 2007	Raleigh	108,000

Typically, large appliances, large-screen televisions, home theater products and mattresses are delivered to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry a limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as Blu-Ray players, camcorders, digital cameras, notebook computers, televisions less than 50 inches and small appliances are adequately stocked in-store to meet customer demand.

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

Competition

The consumer electronics and appliance industry is highly competitive and concentrated among a group of major retailers. Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and internet-based businesses. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs and other specialty single- and multi-unit retail stores. Mass merchants continue to increase their offerings of consumer electronics products, primarily those that are less complex to sell, deliver and install. Additionally, internet retailers continue to gain market share in smaller size consumer electronics products.

We compete against national retailers including Best Buy, Home Depot, Lowe’s, Sears and Wal-Mart in the vast majority of our markets. We also compete against regional retailers, such as BrandsMart and Fry’s, in several of our markets. We continue to perform well in digital televisions and major appliances in the majority of our markets. This performance is achieved despite the presence, or entrance, of each of these leading competitors in our markets.

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

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2011, we had no capital expenditures for environmental control facilities and no such expenditures are anticipated in the foreseeable future.

Seasonality

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2011 and 2010, we generated 30.0% and 30.7%, respectively, of our net comparable store sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes.

Trade Names and Trademarks

We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: hhgregg™, HHGREGG.COM®, H.H. Gregg Appliances Electronics Computers®, HHGREEN® , GIVING YOU THE POWER TO GO GREEN®, HHG®, Fine Lines®, hhgregg Fine Lines™, Fine Points™ and Price and Advice Guaranteed™.

Employees

As of March 31, 2011, we employed approximately 5,600 employees, of whom approximately 87% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.

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

In general, our sales depend on discretionary spending by our customers. General economic factors and other conditions, including, but not limited to, increases in unemployment levels, reduced consumer confidence and reduced access to credit may lead to sharply reduced consumer spending. Deterioration of financial markets or a prolonged economic downturn could result in declines in sales and impair our growth. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

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

Other conditions that may impact our results of operations include disruptions in the availability of content such as sporting events or other televised content. Such disruptions may influence the demand for hardware that our customers purchase to access such content, which would have an adverse affect on our results of operations.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.

The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Frigidaire, GE, LG, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 81.2% and 90.6%, respectively, of our purchases in fiscal 2011. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

Our suppliers also supply us with marketing funds and volume rebates. If our suppliers fail to continue these incentives, it could have a material adverse effect on our sales and results of operations.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

Any disruption in the operation of our distribution centers could result in our inability to meet our customers’ delivery requirements, higher costs, and inability to stock our stores, or longer lead time associated with distributing merchandise. Any such disruption within our supply chain network, including damage or destruction to one of our four regional distribution centers, could result in decreased net sales, increased costs and reduced profits.

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

The retail market for consumer electronics and major home appliances is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Home Depot, Lowe’s, Sears, Wal-Mart, internet retailers, regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar consumer electronics and major home appliances. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats;

•	improved retail sales methods;

•	online product offerings;

•	not charging sales tax at the time of sale on internet purchases; and

•	expansion into markets where we currently operate.

Competition could cause us to lose market share, net sales and customers, which could negatively impact our comparable store sales, increase expenditures or reduce prices or margins, any of which could have a material adverse effect on our business and results of operations.

Our ability to maintain and increase both net sales and product margins depends to a large extent on the periodic introduction and availability of new products and technologies.

We believe that the introduction and continued growth in consumer acceptance of new products will have a significant impact on our ability to increase net sales and maintain product margins. Our products are subject to significant technological changes and we are dependent on our suppliers to continually invest in research and development to ensure we have new products and technologies in our stores. Innovative, heavily-featured products are typically introduced at relatively high price points. In response to continuing pressure from consumers and our competitors, price points may be reduced more quickly and to a greater degree, as compared to our prior practice in order to drive consumption. As a result, unit sales must increase at a greater rate than average selling prices decline in order to maintain or grow comparable store sales. If new product introductions do not drive enough sales volume at higher price points, prices will have to be reduced in order to sell existing inventory, which may negatively impact our ability to maintain our historical comparable store sales levels. If there were no new technologies or features in our products, we would see a materially adverse impact to our revenues and product margins.

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

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our MIT program, our level of customer service may decline, which may decrease our net sales and profitability. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. Additionally, the National Labor Relations Board could significantly impact the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

Because our hhgregg stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.

During fiscal 2011, we operated stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these markets. If these markets individually or collectively suffer an economic downturn or other adverse event, there could be an adverse impact on our comparable store sales, net sales and profitability and our ability to implement our planned expansion program. Several of our larger competitors operate stores nationwide and thus are not as vulnerable as we are to these risks. In addition, our net sales depend on discretionary consumer spending, which may decrease on a regional basis due to a number of factors beyond our control, including unfavorable economic conditions, increases in consumer debt levels, unemployment or inflation, or other factors that adversely affect consumer confidence.

Any failure of our information technology infrastructure or management information systems, could cause a disruption in our business and our results of operations could be materially adversely impacted.

Our ability to operate our business from day to day largely depends on the efficient operation of our information technology infrastructure and management information systems. We use our management information systems to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our results of operations.

If we do not maintain the security of customer, associate, or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Any significant compromise or breach of customer, associate or company data security could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. If any such compromise or breach were to occur, it could adversely affect our results of operations.

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

•

The impact of proposed, new or changing statues and regulations, including, but not limited to, financial reform, environmental, labor reform, health care reform, corporate governance matters and/or other as yet unknown legislations that could affect how we operate and execute our strategies as well as alter our expense structure;

•	The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards;

•	The impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters; and

•

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

Adapting to regulatory changes and defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters which could adversely affect our results of operations.

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

We offer private-label credit cards through a third-party financial institution that manages and directly extends credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Private label credit card sales accounted for 29%, 29% and 33% of our net sales in fiscal 2011, 2010 and 2009, respectively. Recently enacted legislative and regulatory changes that focus on a variety of credit related matters have had no material adverse impact on our operations to date. However, if future legislative or regulatory restrictions or prohibitions arise that affect our ability to offer promotional financing and we are unable to adjust our operations in a timely manner, our revenue and profitability may be materially adversely affected.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs, working capital requirements and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and continuous management information system updates. Net capital expenditures during fiscal 2011 were $59.9 million. If the cash provided by operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans and defer some or all of the upgrade of our management information systems.

Our quarterly results fluctuate due to seasonal demand for our products and if we miscalculate this demand our net sales and profitability could decline.

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2011 and 2010, we generated 30.0% and 30.7%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending December 31, our net sales could decline, resulting in excess inventory, which could tie up our working capital and revolving credit facility, as well as lower our profit margin as a result of product markdowns. A shortfall in expected net sales, combined with significant additional expenses during the fiscal quarter ended December 31, could cause a significant decline in our operating results.

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

Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 54.3% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which our other stockholders may not agree or that may not be in the best interests of our other stockholders.

We have anti-takeover defense provisions in our certificate of incorporation and bylaws that may deter potential acquirers and depress the price of our common stock.

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

Stores and Store Operations

Operations. Our store operations are organized into 23 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, two sales managers and a staff averaging 20 salespeople and 10 additional support staff. Our stores are open seven days and six nights a week.

Locations. As of March 31, 2011, we leased all of our stores and distribution centers, which are located in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Our stores average approximately 33,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, regional distribution and warehousing facility, and corporate call center. Our distribution and warehousing system consists of four regional distribution centers, or RDCs, and ten local distribution centers, or LDCs. For a description of our RDCs and LDCs, see “Item 1. Business-Distribution and Warehousing.”

The following table sets forth our store locations:

State	Stores Opened at March 31, 2010	Store Openings	Store Closures	Stores Opened at March 31, 2011
Alabama	5	—	—	5
Delaware	—	3	—	3
Florida	20	3	—	23
Georgia	15	—	—	15
Indiana	17	—	—	17
Kentucky	6	—	—	6
Maryland	—	11	—	11
Mississippi	1	—	—	1
New Jersey	—	3	—	3
North Carolina	17	—	—	17
Ohio	27	—	(1)	26
Pennsylvania	—	14	—	14
South Carolina	6	—	—	6
Tennessee	11	—	—	11
Virginia	6	9	—	15

	131	43	(1)	173

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

Store Development. In the past five years, we have successfully entered 12 new metropolitan markets, most recently in Baltimore, Maryland; Philadelphia, Pennsylvania and Washington, D.C. Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This timeframe can be reduced to six to nine months when no new property build-out is required. In fiscal 2012, we plan to open 35 to 40 new stores, predominately in the markets of Chicago, Illinois; Miami, Florida and Pittsburgh, Pennsylvania.

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

We are engaged in various legal proceedings in the ordinary course of business and have certain unresolved claims pending. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits and may enter into settlement agreements, if we believe settlement is in the best interests of our company and our stockholders. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements is not likely to have a material effect on our consolidated financial position, results of operations or cash flows.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol HGG. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange — Composite Index during the periods indicated.

	Stock Price
	High	Low
Fiscal 2011
Fourth Quarter	$21.97	$13.16
Third Quarter	26.03	20.95
Second Quarter	25.00	18.90
First Quarter	30.22	23.32

Fiscal 2010
Fourth Quarter	$26.42	$18.56
Third Quarter	22.48	16.49
Second Quarter	20.32	14.59
First Quarter	18.35	13.30

We did not pay cash dividends on our common stock during the last two fiscal years and do not expect to pay cash dividends in the near future. In addition, the terms of our credit facilities place restrictions on our ability to pay dividends and otherwise transfer assets to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”. As of April 30, 2011, there were 86 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

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

The graph below compares the cumulative total stockholder return on hhgregg common stock from the initial public offering (IPO) date of July 19, 2007 through March 31, 2011 with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500), and the Standard & Poor’s Retail Index (S&P Retail Index).

The graph assumes an investment of $100 at the close of trading on July 19, 2007, the hhgregg IPO date, in hhgregg common stock, the S&P 500 and the S&P Retail Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	July 19, 2007	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011
hhgregg, Inc.	100	86.54	108.81	194.15	103.00
S&P 500	100	85.17	51.38	75.30	85.37
S&P Retail Index	100	73.72	56.24	86.14	98.97

ITEM 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except share and per share data and as otherwise indicated. We have not declared cash dividends for the periods indicated below.

	Fiscal Year Ended March 31,
	2011 (1)(2)		2010 (1)		2009 (2)		2008 (1)		2007 (1)(2)
Statement of Income Data:
Net sales	$2,077,651		$1,534,253		$1,396,678		$1,256,666		$1,059,428
Gross profit	629,760		466,941		435,108		388,933		328,732
Income from operations	86,271		68,791		69,643		68,317		53,819
Net income	$48,208		$39,198		$36,497		$21,406		$21,358
Share and Per Share Data:
Weighted average shares outstanding
Basic	39,394,708		36,649,515		32,391,392		31,130,680		28,496,728
Diluted	40,368,223		37,990,208		33,063,511		32,188,984		29,400,378
Net income per share
Basic (3)	$1.22		$1.07		$1.13		$0.69		$0.75
Diluted (4)	$1.19		$1.03		$1.10		$0.67		$0.73
Cash Flow Data:
Net capital expenditures (5)	$59,938		$58,510		$21,117		$34,915		$12,409
Operating Statistics:
Gross profit (as a percentage of net sales)	30.3%		30.4%		31.2%		30.9%		31.0%
Income from operations (as a percentage of net sales)	4.2%		4.5%		5.0%		5.4%		5.1%
Working capital (as a percentage of net sales) (6)	7.7%		12.0%		5.1%		2.1%		1.6%
Number of stores, end of period	173		131		110		91		77
Total store square footage (in thousands)	5,737		4,403		3,698		3,127		2,651
Comparable store sales (decrease) increase (7)	(4.0)%		(6.6)%		(8.3)%		4.8%		5.5%
Inventory turnover (8)	7.0	x	6.2	x	7.0	x	7.0	x	6.9	x
Balance Sheet Data:
Cash and cash equivalents	$72,794		$157,837		$21,496		$1,869		$1,498
Total assets	549,645		605,919		350,375		329,919		290,525
Total debt, including current portion	—		88,341		92,608		92,608		134,459
Stockholders’ equity	316,586		253,408		125,153		81,674		16,293

(1)	Fiscal 2011, fiscal 2010, fiscal 2008 and fiscal 2007 net income includes losses related to the early extinguishment of debt of $2.1 million, $0.1 million, $21.9 million and $1.4 million, respectively. Please refer to footnote 5 of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the fiscal 2011 and fiscal 2010 amounts.

(2)	Fiscal 2011, fiscal 2009 and fiscal 2007 net income includes $0.1 million, $0.6 million, and $2.0 million of restructuring and asset impairment charges, respectively. In fiscal 2011 and 2009, impairment charges were related to specific stores where the expected future cash flows were less than the carrying amounts of the properties. Please refer to footnote 1(i) of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the impairment. For fiscal 2007, this amount represents the goodwill impairment charge associated with the acquisition of a single-store appliance supplier.
(3)	Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding.
(4)	Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares from outstanding options been issued.
(5)	Represents the capital expenditures offset by the proceeds and deposits received from sale leaseback transactions.
(6)	Working capital represents current assets excluding customer deposits and the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of sales.
(7)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.
(8)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Overview

•	Critical Accounting Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Inflation

•	Contractual Obligations

•	Off Balance Sheet Items

Overview

We are a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgregg™. As of March 31, 2011, we operated 173 stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display approximately 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 82% of our net sales mix in fiscal 2011 and 2010.

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

The following table summarizes certain operating data that we believe are important to an understanding of our operating model:

	Fiscal Year Ended March 31,
	2011		2010		2009
Inventory turnover (1)	7.0	x	6.2	x	7.0	x
Working capital (as a percentage of net sales) (2)	7.7%		12.0%		5.1%
Net capital expenditures (as a percentage of net sales) (3)	2.9%		3.8%		1.5%
Income from operations (as a percentage of net sales)	4.2%		4.5%		5.0%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.
(2)	Working capital represents current assets excluding customer deposits and the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of net sales.
(3)	Net capital expenditures represent capital expenditures less proceeds and deposits from sale and leaseback transactions, expressed as a percentage of net sales.

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 6.7 turns per year over the past three fiscal years. Our working capital, expressed as a percentage of net sales, has averaged 8.3% over the past three fiscal years. Our net capital expenditures, measured as a percentage of net sales, have averaged 3.3% over the past three fiscal years.

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

During fiscal 2011, we opened a net total of 42 stores all of which were opened in new markets. The new markets included Baltimore, Maryland; Philadelphia, Pennsylvania; Richmond, Virginia; and Washington, DC. During the past 12 months, we also opened a new regional distribution center in Philadelphia, Pennsylvania to support our growth plans. We intend to open between 35 and 40 new stores during fiscal 2012. The majority of these store openings are expected to be in new markets, including Chicago, Illinois; Miami, Florida; and Pittsburgh, Pennsylvania.

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

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the NPD Group, the prices of flat panel televisions in the industry have fallen approximately 40% since January 2008. As with similar product life cycles for console televisions, DVD players and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher margin televisions that feature 3-D and IPTV technology, with an increased focus on selection and larger screen sizes. However, lower than expected demand and pricing pressures could result in price points for heavily-featured items declining more quickly, and to a greater extent, than we have historically experienced.

Retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales traffic is also negatively impacted. The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Accordingly, average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. Additionally, during the first half of calendar 2010, many states offered rebates to consumers to encourage the purchase of energy efficient appliances. This led to higher appliance sales in the first half of calendar 2010 and weaker sales in the second half of calendar 2010 due to the effect of appliance consumer demand pull-forward.

Seasonality. We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2011 and 2010, we generated 30.0% and 30.7%, respectively, of our net comparable store sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to offset the seasonality of our overall business.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

We have two primary types of vendor allowances that do not represent reimbursements of specific, incremental and identifiable costs. The first type of allowance is calculated based on a specific percentage of our purchases. The percentage is not dependent on any monthly, quarterly or annual purchase volumes or any other performance terms with our vendors. Additionally, these allowances are deducted directly from the amounts we owe to the vendor for the product. For this type of vendor allowance, we record inventory at net cost (i.e. invoice cost less vendor allowance) at the time of receipt.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross margin and inventory. However, substantially all vendor allowance receivables and deferrals outstanding at year end are collected and recognized within the following quarter, and therefore do not require subjective long-term estimates. Adjustments to gross margin and inventory in the following fiscal year have historically not been material. A 10% difference in our vendor allowance receivables at March 31, 2011, would have affected net earnings by approximately $0.6 million in fiscal 2011.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 31, 2011, would have affected net earnings by less than $0.1 million in fiscal 2011.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 31, 2011, would have affected net earnings by less than $0.1 million in fiscal 2011.

Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset or asset group to the asset’s or asset group’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying amount of the asset or asset group, we calculate an impairment loss. The impairment loss calculation compares the carrying amount of the asset or asset group to the asset’s or asset group’s estimated fair value, which may be based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s or asset group’s carrying amount exceeds the asset’s or asset group’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset or asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset or asset group.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For the fiscal year ended March 31, 2011, we recorded a pre-tax impairment loss of $0.1 million related to asset impairment of one of our retail locations. For the fiscal year ended March 31, 2009, we recorded a pre-tax impairment loss of $0.6 million related to asset impairment of one of our retail locations. There was no impairment recorded for the fiscal year ended March 31, 2010.

Accruals for Uncertain Tax Positions and Income Taxes

Accounting guidance on income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We are subject to U.S. federal and certain state and local income taxes. Our income tax returns, like those of most companies, are periodically audited by federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for more likely than not exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. At March 31, 2011 and 2010, we had no liability for unrecognized tax benefits.

Revenue Recognition

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives service. We honor returns from customers within 14 days from the date of sale and provide allowances for estimated returns based on historical experience.

We sell gift cards to our customers in our retail stores and online. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when:

(i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, which we refer to as gift card breakage, and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based on historical redemption patterns. Prior to fiscal 2011, we did not have historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings. Breakage recognized was not material to the Company’s results of operations during fiscal 2011.

We sell premium service plans (“PSPs”) on appliance and electronic merchandise for periods ranging up to 10 years. For PSPs sold by us on behalf of a third party, the net commission revenue is recognized at the time of sale. We are not the primary obligor on PSPs sold on behalf of third parties. Funds received for PSPs in which we are the primary obligor are deferred and the incremental direct costs of selling the PSPs are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the PSPs are expensed as incurred.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate future sales returns. Our estimate of the amount and timing of sales returns is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to measure sales returns or recognize revenue for PSPs sold during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns or recognize revenue for our gift card program. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales return reserve at March 31, 2011 would have affected net earnings by less than $0.1 million in fiscal 2011.

Self-Insured Liabilities

We are self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

The following table provides our stop loss coverage for the fiscal years ended March 31, 2011, 2010 and 2009 (in thousands):

	Fiscal Year ended March 31,
	2011	2010	2009
Workers’ Compensation – per occurrence	$300	$300	$250
General Liability – per occurrence	$250	$250	$200
Motor Vehicles – per occurrence	$100	$100	$100
Medical Insurance – per participant, per year	$200	$150	$150

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

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at March 31, 2011, would have affected net earnings by approximately $0.5 million in fiscal 2011.

Results of Operations

Operating Performance. The following table presents selected consolidated financial data (dollars in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2011	2010	2009
Net sales	$2,077,651	$1,534,253	$1,396,678
Net sales % increase	35.4%	9.9%	11.1%
Comparable store sales % decrease (1)	(4.0)%	(6.6)%	(8.3)%
Gross profit as % of net sales	30.3%	30.4%	31.2%
SG&A as % of net sales	20.6%	21.1%	20.5%
Net advertising expense as a % of net sales	4.2%	3.8%	4.5%
Depreciation and amortization expense as a % of net sales	1.3%	1.1%	1.1%
Income from operations as a % of net sales	4.2%	4.5%	5.0%
Net interest expense as a % of net sales	0.2%	0.3%	0.5%
Loss related to early extinguishment of debt as a % of net sales	0.1%	0.0%	0.0%
Net income	$48,208	$39,198	$36,497
Net income per diluted share	$1.19	$1.03	$1.10
Weighted average shares outstanding — diluted	40,368,223	37,990,208	33,063,511
Number of stores open at the end of the period	173	131	110

(1)	Comprised of net sales of stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website.

Net income was $48.2 million, or $1.19 per diluted share, for fiscal 2011, compared with net income of $39.2 million, or $1.03 per diluted share, for fiscal 2010 and $36.5 million, or $1.10 per diluted share, for fiscal 2009. The increase in net income for fiscal 2011 as compared to fiscal 2010 was the result of a 35.4% increase in net sales due to the net addition of 42 stores during the past 12 months offset by a comparable store sales decrease of 4.0% and a decrease in SG&A as a percentage of net sales, offset by an increase in net advertising expense as a percentage of net sales and a charge for a loss related to early extinguishment of debt. The increase in fiscal 2010 earnings as compared to fiscal 2009 reflects a 9.9% increase in net sales in addition to a 17 basis point decrease in interest expense as a percentage of net sales partially offset by deleveraging SG&A due to the comparable store sales decrease and start-up investments in distribution and management infrastructure to support the new store growth in the Mid-Atlantic and a 72 basis point decline in gross profit margin, which is discussed below.

Net sales increased 35.4% in fiscal 2011 to $2.1 billion from $1.5 billion in fiscal 2010. Net sales for fiscal 2010 increased 9.9% to $1.5 billion from $1.4 billion for fiscal 2009. The increase in sales for fiscal 2011 was primarily attributable to the net addition of 42 stores during fiscal 2011 partially offset by a 4.0% decrease in comparable store sales. The increase in sales for fiscal 2010 was primarily attributable to the net addition of 21 stores during fiscal 2010 partially offset by a 6.6% decrease in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2011, 2010 and 2009, respectively, were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2011	2010	2009	2011	2010	2009
Video	46%	47%	50%	(6.3)%	(12.3)%	(1.1)%
Appliances	36%	35%	35%	(0.2)%	(3.9)%	(16.5)%
Other (1)	18%	18%	15%	(6.0)%	5.9%	(8.0)%

Total	100%	100%	100%	(4.0)%	(6.6)%	(8.3)%

(1)	Primarily consists of audio, computers, furniture and accessories, mattresses and personal electronics.

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Our 4.0% comparable store sales decrease for the 12 months ended March 31, 2011 was primarily driven by the 6.3% decrease in the video category, which was due to a double digit decline in average selling prices driven by lower than expected demand for emerging technologies, partially offset by an increase in overall unit demand. Comparable store sales in the appliance category for the 12 month period ended March 31, 2011 remained consistent with the comparable prior year period. The 6.0% comparable store sales decrease in the other category was due primarily to double digit comparable store sales decreases in cameras and camcorders and mid single digit decreases in small electronics, partially offset by double digit increases in sales of computers and video games.

Gross profit increased $162.8 million for the 12 months ended March 31, 2011 when compared with the prior year, which represents a decrease of 12 basis points as a percentage of net sales. The gross profit margin percentage decrease was driven by a decrease in the gross margin rate of the video category, partially offset by increases in the appliance and other categories. The decrease in the video category was largely driven by a net sales mix shift within the video category. The video category saw a greater increase in demand of entry level products, including smaller screen sizes which carry lower margins than bigger, more feature rich screen sizes. The appliance increase was largely driven by an increased sales mix of energy efficient products. The other category gross margin rate increased in the majority of the sub-categories despite an overall increase in the computer category as a percentage of the net sales mix within the other category. The computer category carries a gross margin rate less than the Company average.

SG&A increased $106.6 million or, as a percentage of net sales, decreased approximately 37 basis points for the 12 months ended March 31, 2011, compared with the prior year period. The improvement is SG&A was largely due to the timing of the pre-opening expenses for fiscal 2011 stores occurring in fiscal 2010 due to the early timing of the store openings, partially offset by the de-leveraging effect of the decrease in comparable store sales on our fixed costs.

Net advertising expense, as a percentage of net sales, increased approximately 44 basis points during the year ended March 31, 2011. Net advertising expense was $87.3 million for the 12 months ended March 31, 2011 compared to $57.8 million for the comparable prior year period. The increase in advertising expense as a percentage of net sales was driven largely by the deleveraging effect of our comparable store sales decrease, in addition to increased spend associated with the grand opening of 43 stores in fiscal 2011, compared to the grand opening of 22 stores in fiscal 2010. The increase in advertising spend was offset by a slight increase in advertising support from vendors.

Other expense remained flat compared to the prior year period as a percentage of net sales. Other expense increased $1.8 million, due to a $1.9 million increase in loss related to early extinguishment of debt offset by a decline in net interest expense as a result of lower debt levels in fiscal 2011 as compared to the prior year.

Income tax expense increased $6.7 million or, as a percentage of net sales, decreased 9 basis points during the 12 months ended March 31, 2011 when compared with the respective comparable prior year period. Our effective income tax rate for the 12 months ended March 31, 2011 increased to 39.2% compared to 38.3% in the comparable prior year period. The increase in the effective income tax rate was primarily the result of changes in the annual effective state income tax rate for fiscal 2011, driven by our expansion into states with higher state tax rates than our historical average.

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Our 6.6% comparable store sales decrease for the 12 months ended March 31, 2010 was primarily driven by the 12.3% decrease in comparable store sales for the video category, which was due to the impact of falling average selling prices more than offsetting the increase in units sold. The comparable store sales decline in the appliance category for fiscal 2010 was due to weak demand across all appliance categories in the first half of the fiscal year, offset by improving demand in the second half of the fiscal year. These declines were partially offset by an increase in comparable store sales for other category, which was due to double digit comparable store sales increases in notebook computers, partially offset by declines in the small electronics category.

Gross profit margin increased $31.8 million or, expressed as gross profit as a percentage of net sales, decreased 72 basis points for the 12 months ended March 31, 2010, compared with the prior year. Our overall gross profit margin percentage decrease was attributable largely to the favorable buying opportunities in the prior year, which were the result of temporary excess supply in the market place that allowed us to purchase product from our vendors at reduced prices. In addition, the gross profit margin percentage as a percentage of net sales decreased as a result of a shift in sales mix towards lower-margin notebook computers, slightly offset by an increase in the appliance sales mix which carries with it a higher gross margin percentage.

SG&A increased $36.5 million or, as a percentage of net sales, increased 54 basis points for the 12 months ended March 31, 2010, compared with the prior year period. Included in SG&A are occupancy costs, which increased 47 basis points as a percentage of net sales as a result of the decline in comparable store sales and the additional rent expense for the new stores scheduled to open in the first quarter of fiscal 2011. Expense control from various costs savings initiatives, as well as the overall variable structure of our payroll, allowed our other SG&A categories and payroll to remain relatively consistent in fiscal 2010 compared to fiscal 2009.

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

Income tax expense decreased $1.7 million or, as a percentage of net sales, decreased 28 basis points during the 12 months ended March 31, 2010 when compared with the respective comparable prior year period. The decrease was the result of a decline in our effective tax rate for the fiscal year ended March 31, 2010 to 38.3% from 41.7% in fiscal 2009, which was primarily the result of reductions in our effective state income tax rates and a favorable adjustment to the prior year tax accrual.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Net cash provided by operating activities	$58,997	$107,880	$41,450
Net cash used in investing activities	(59,785)	(58,432)	(21,036)
Net cash (used in) provided by financing activities	(84,255)	86,893	(787)

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

We plan to open between 35 and 40 new stores in addition to one RDC and one LDC during fiscal 2012. In addition, we plan to continue to invest in our infrastructure, including our management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect net capital expenditures, after sale and leaseback proceeds and including tenant allowances from landlords, for fiscal 2012 store openings and relocations, to range between $75 million and $80 million. Capital expenditures for fiscal 2012 will be funded through cash and cash equivalents, borrowings on our revolving credit facility and tenant allowances from landlords.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $59.0 million, $107.9 million and $41.5 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The decrease in cash used in operating activities is primarily due to an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) and excess tax benefits from stock-based compensation. The change in cash flows relating to merchandise inventories was the result of purchases for stores opened in fiscal 2011 and for existing stores. The change in cash flows related to excess tax benefits from stock-based compensation was the result of stock option exercises. These increases in cash used in operating activities were partially offset by an increase in net income excluding depreciation expense, cash provided by tenant allowances received from landlords and the net change in our other current operating assets and liabilities, the change in which was primarily a result of differences in timing of customer sales and vendor payments. The increase in cash flows from fiscal 2010 to fiscal 2009 was primarily the result of increases in net income, tenant allowances received from landlords, income taxes paid and purchases of merchandise inventory for our new CDC in preparation for early fiscal 2011 store openings.

Cash Used in Investing Activities. Cash used in investing activities was $59.8 million, $58.4 million and $21.0 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The slight increase for fiscal 2011 as compared to fiscal 2010 is primarily due to capital expenditures related to new stores. We opened 43 new stores in fiscal 2011 compared to 22 new stores opened in fiscal 2010, however $22.7 million in capital expenditures incurred in fiscal 2010 related to new stores opened in fiscal 2011 due to the timing of new store openings, resulting in capital expenditures slightly higher in fiscal 2010 as compared to fiscal 2011. We also received approximately $4.7 million of sale leaseback proceeds during fiscal 2010, and did not receive any sale leaseback proceeds during fiscal 2011. The increase for fiscal 2010 as compared to fiscal 2009 was due to higher capital expenditures associated with management information systems and an increase in expenditures on new store development, offset by lower proceeds from sale leaseback transactions.

Cash (Used in) Provided by Financing Activities. Cash (used in) provided by financing activities was ($84.3) million, $86.9 million and ($0.8) million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The change from fiscal 2011 to fiscal 2010 was primarily due to payments totaling $89.9 million, including principal repayments to retire our term debt in fiscal 2011 and transaction costs incurred to amend our revolving credit facility in fiscal 2011. In fiscal 2010 we completed an equity offering that provided proceeds of approximately $78.1 million, net of transaction costs. The change from fiscal 2010 to fiscal 2009 was primarily due to the equity offering in addition to an increase in cash related to net bank overdrafts.

Senior Secured Term Loan. On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining $100 million senior secured term loan B maturing on July 25, 2013. The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments were reduced to $227,099 with a balloon payment at maturity. As provided in the Term B Facility, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. On March 29, 2011, Gregg Appliances repaid the Term B Facility loan balance in full using excess cash. In connection with this repayment, we recorded a pre-tax loss related to the early extinguishment of debt of $1.8 million, which was primarily due to the write off of capitalized debt issuance costs and the termination of an interest rate swap arrangement.

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

Revolving Credit Facility. On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“Revolving Credit Facility”) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. On March 29, 2011, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $125 million to $300 million, subject to borrowing base availability, and extended the term of the facility to March 29, 2016. In connection with the amendment, we recorded a pre-tax loss related to the early extinguishment of debt of $0.3 million, which was primarily due to the write off of capitalized debt issuance costs.

Interest (other than Eurodollar rate borrowings) on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.

Pursuant to the Amended Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. The Amended Facility required payment to the lenders of a commitment fee of approximately $1.1 million.

Under the Amended Facility, Gregg Appliances is not required to comply with any financial maintenance covenant unless “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $15.0 million until September 30, 2012 and $20.0 million thereafter, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.

Pursuant to the Amended Facility, if Gregg Appliances has “excess availability” (i) less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.

The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Amended Facility at March 31, 2011.

As of March 31, 2011, Gregg Appliances had no borrowings outstanding under the Amended Facility and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of March 31, 2011, the total borrowing availability under the Amended Facility was $127.1 million. The interest rate based on the bank’s prime rate as of March 31, 2011 was 4.5%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Cash Flow Hedge. During fiscal 2008, we entered into an interest-rate related derivative instrument to manage our exposure on our debt instruments. This derivative instrument expired in October 2009. During the 12 months ended March 31, 2010, we entered into another derivative instrument that became effective October 2009 with an original expiration date of October 2011. This interest rate swap arrangement was terminated on March 29, 2011 in connection with the repayment of our Term B Facility.

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

During the years ended March 31, 2011 and 2010, the hedge was considered effective and a net unrealized gain (loss) of $0.5 million and $(0.2) million, respectively, was recorded in other comprehensive income (loss). Upon termination of the hedge on March 29, 2011, the remaining balance of $0.5 million in other comprehensive loss was written off and is included in loss related to early extinguishment of debt in our consolidated statements of income.

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

Contractual Obligations

Our contractual obligations at March 31, 2011, were as follows (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$686,767	$75,427	$151,939	$142,692	$316,709
Advertising commitments	21,395	14,012	3,370	3,695	318
Revolving Credit Facility (see note 5)	—	—	—	—	—

Total	$708,162	$89,439	$155,309	$146,387	$317,027

The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2011 was approximately $6.1 million. We are unable to estimate the timing of these future payments under the plan.

We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal year 2026, require various minimum annual rentals, and contain certain options for renewal. Certain of these leases are with related parties, including one of our stockholders. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $68.9 million, $49.8 million and $40.1 million in fiscal 2011, 2010 and 2009, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.1 million, $0.5 million and $0.1 million in fiscal 2011, 2010 and 2009, respectively. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

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

Interest Rate Risk

As of March 31, 2011, our debt was comprised of our Amended Facility.

Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of March 31, 2011, we had no cash borrowings under our Amended Facility.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and include those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2011. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, Financial Statements and Supplementary Data, on the effectiveness of our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DENNIS L. MAY	/s/ JEREMY J. AGUILAR
Dennis L. May	Jeremy J. Aguilar
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

hhgregg, Inc.:

We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2011. We also have audited the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, hhgregg, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Indianapolis, Indiana

May 26, 2011

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except share and per share data)
Net sales	$2,077,651	$1,534,253	$1,396,678
Cost of goods sold	1,447,891	1,067,312	961,570

Gross profit	629,760	466,941	435,108
Selling, general and administrative expenses	429,823	323,182	286,655
Net advertising expense	87,340	57,808	62,224
Depreciation and amortization expense	26,238	17,160	15,984
Asset impairment charges	88	—	602

Income from operations	86,271	68,791	69,643
Other expense (income):
Interest expense	4,992	5,154	7,103
Interest income	(22)	(49)	(15)
Loss related to early extinguishment of debt	2,071	146	—

Total other expense	7,041	5,251	7,088

Income before income taxes	79,230	63,540	62,555
Income tax expense	31,022	24,342	26,058

Net income	$48,208	$39,198	$36,497

Net income per share
Basic	$1.22	$1.07	$1.13
Diluted	$1.19	$1.03	$1.10
Weighted average shares outstanding-Basic	39,394,708	36,649,515	32,391,392
Weighted average shares outstanding-Diluted	40,368,223	37,990,208	33,063,511

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$72,794	$157,837
Accounts receivable—trade, less allowances of $134 and $177, respectively	8,931	7,312
Accounts receivable—other	19,806	23,411
Merchandise inventories, net	212,008	201,503
Prepaid expenses and other current assets	11,062	8,529
Deferred income taxes	5,606	6,155

Total current assets	330,207	404,747

Net property and equipment	162,781	133,013
Deferred financing costs, net	3,232	3,196
Deferred income taxes	52,385	64,096
Other assets	1,040	867

Total long-term assets	219,438	201,172

Total assets	$549,645	$605,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,363	$149,414
Current maturities of long-term debt	—	908
Customer deposits	21,791	20,330
Accrued liabilities	49,191	44,846

Total current liabilities	165,345	215,498

Long-term liabilities:
Long-term debt, excluding current maturities	—	87,433
Other long-term liabilities	67,714	49,580

Total long-term liabilities	67,714	137,013

Total liabilities	233,059	352,511

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and 2010	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 39,724,737 and 38,517,388 shares issued and outstanding as of March 31, 2011 and 2010, respectively	4	4
Additional paid-in capital	268,715	254,770
Accumulated other comprehensive loss	—	(982)
Retained earnings (accumulated deficit)	47,908	(300)

	316,627	253,492
Note receivable for common stock	(41)	(84)

Total stockholders’ equity	316,586	253,408

Total liabilities and stockholders’ equity	$549,645	$605,919

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended March 31, 2011, 2010 and 2009

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Note Receivable For Common Stock	Total Stockholders’ Equity
Balance at March 31, 2008	$—	$3	$159,146	$(1,292)	$(75,995)	$(188)	$81,674
Comprehensive income:
Net income					36,497		$36,497
Unrealized gain on hedge arrangement, net of tax expense of $364				545			545

Total comprehensive income							37,042
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	59	59
Transaction costs for stock issuance	—	—	60	—	—	—	60
Exercise of stock options	—	—	3,117	—	—	—	3,117
Stock compensation expense	—	—	2,676	—	—	—	2,676
Excess tax benefits from stock-based compensation			525				525

Balance at March 31, 2009	$—	$3	$165,524	$(747)	$(39,498)	$(129)	$125,153

Comprehensive income:
Net income					39,198		$39,198
Unrealized loss on hedge arrangement, net of tax benefit of $154				(235)			(235)

Total comprehensive income							38,963
Issuance of common stock	—	1	82,912	—	—	—	82,913
Transaction costs for stock issuance	—	—	(4,764)	—	—	—	(4,764)
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	45	45
Exercise of stock options	—	—	4,658	—	—	—	4,658
Stock compensation expense	—	—	3,455	—	—	—	3,455
Excess tax benefits from stock-based compensation	—	—	2,985	—	—	—	2,985

Balance at March 31, 2010	$—	$4	$254,770	$(982)	$(300)	$(84)	$253,408

Comprehensive income:
Net income					48,208		$48,208
Unrealized gain on hedge arrangement, net of tax expense of $303				462			462
Early termination of hedge arrangement, net of tax benefit of $345				520			520

Total comprehensive income							49,190
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	43	43
Exercise of stock options	—	—	4,955	—	—	—	4,955
Stock compensation expense	—	—	5,199	—	—	—	5,199
Excess tax benefits from stock-based compensation	—	—	14,913	—	—	—	14,913
Net settlement of shares—taxes			(11,122)				(11,122)

Balance at March 31, 2011	$—	$4	$268,715	$—	$47,908	$(41)	$316,586

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$48,208	$39,198	$36,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,238	17,160	15,984
Amortization of deferred financing costs	1,198	998	668
Stock-based compensation	5,199	3,455	2,676
Excess tax benefits from stock-based compensation	(14,913)	(2,985)	(525)
(Gain) loss on sales of property and equipment	(379)	(69)	140
Loss on early extinguishment of debt	2,071	146	—
Deferred income taxes	11,612	11,888	4,791
Asset impairment charges	88	—	602
Tenant allowances received from landlords	16,040	13,647	500
Changes in operating assets and liabilities:
Accounts receivable — trade	(1,619)	(1,993)	2,802
Accounts receivable — other	3,605	(4,422)	5,225
Merchandise inventories	(10,505)	(59,893)	(8,242)
Prepaid expenses and other assets	(2,706)	(4,648)	(677)
Accounts payable	(48,976)	71,483	(15,486)
Customer deposits	1,461	5,096	(2,805)
Accrued liabilities	19,258	17,005	(5,451)
Other long-term liabilities	3,117	1,814	4,751

Net cash provided by operating activities	58,997	107,880	41,450

Cash flows from investing activities:
Purchases of property and equipment	(59,938)	(62,161)	(33,715)
Net proceeds from sale leaseback transactions (proceeds from related party was $4.4 million in fiscal 2009)	—	4,694	14,413
Deposit on future sale leaseback transactions applied	—	(1,043)	(1,815)
Proceeds from sales of property and equipment	153	78	81

Net cash used in investing activities	(59,785)	(58,432)	(21,036)

Cash flows from financing activities:
Proceeds for issuance of common stock	—	82,913	—
Transaction costs for stock issuance	—	(4,764)	—
Proceeds from exercise of stock options	4,955	4,658	3,117
Excess tax benefits from stock-based compensation	14,913	2,985	525
Net settlement of shares — payment of tax withholding	(11,122)	—	—
Net (decrease) increase in bank overdrafts	(2,263)	7,039	(4,548)
Payments on notes payable	(908)	(908)	—
Payment of financing costs	(2,440)	(1,640)	—
Payment for early debt extinguishment	(87,433)	(3,435)	—
Other, net	43	45	119

Net cash (used in) provided by financing activities	(84,255)	86,893	(787)

Net (decrease) increase in cash and cash equivalents	(85,043)	136,341	19,627
Cash and cash equivalents
Beginning of year	157,837	21,496	1,869

End of year	$72,794	$157,837	$21,496

Supplemental disclosure of cash flow information:
Interest paid	$3,571	$4,463	$8,002
Income taxes paid	$1,975	$9,694	$21,775
Capital expenditures included in accounts payable	$6,581	$10,393	$1,766

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgreggTM. As of March 31, 2011, the Company had 173 stores located in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

(a)	Formation

hhgregg was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances Inc. (“Gregg Appliances”) contributed all of their shares of Gregg Appliances to hhgregg in exchange for common stock of hhgregg. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg. As part of this reorganization, hhgregg assumed options to purchase 3,978,666 shares of common stock of Gregg Appliances previously granted by Gregg Appliances. On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 which were sold by certain selling stockholders.

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

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. The amounts of cash equivalents at March 31, 2011 and 2010 were $71.3 million and $155.9 million, respectively, and the weighted-average interest rates were 0.01% and 0.01%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled approximately $4.7 million and $7.0 at March 31, 2011 and 2010, respectively, and are reflected as accounts payable in the Company’s consolidated balance sheets.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(f)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Activity for the allowance for doubtful accounts for the years ended March 31, 2011, 2010 and 2009, in thousands, was as follows:

	Allowance for Doubtful Accounts
	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2011	177	92	(135)	134
Year ended March 31, 2010	219	321	(363)	177
Year ended March 31, 2009	485	736	(1,002)	219

(g)	Merchandise Inventories

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

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2011, two vendors accounted for 19.1% and 18.4%, respectively, of merchandise purchases. For the year ended March 31, 2010, two vendors accounted for 21.9% and 18.8%, respectively, of merchandise purchases. For the year ended March 31, 2009, two vendors accounted for 20.8% and 14.3%, respectively, of merchandise purchases.

(h)	Property and Equipment

Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period. At the end of the construction period, the Company will sell and lease the location back applying provisions of lease accounting guidance. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations, other than a normal leaseback, and the locations are accounted for as operating leases. In fiscal 2011, the Company did not execute any sale and leaseback transactions. In fiscal 2010, the Company executed three sale and leaseback transactions netting $4.7 million in proceeds on the sales. In fiscal 2009 the Company executed seven sale and leaseback transactions netting $14.4 million in proceeds on the sales.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Property and equipment consisted of the following at March 31, 2011 and 2010 (in thousands):

	2011	2010
Machinery and equipment	19,047	15,100
Office furniture and equipment	119,639	96,323
Vehicles	3,125	4,715
Signs	13,427	9,128
Leasehold improvements	100,457	62,848
Construction in progress	18,140	34,626

	273,835	222,740
Less accumulated depreciation and amortization	(111,054)	(89,727)

Net property and equipment	$162,781	$133,013

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Machinery and equipment	5-7
Office furniture and equipment	3-7
Vehicles	5
Signs	7
Leasehold improvements	5-15

Depreciation and amortization expense for the years ended March 31, 2011, 2010 and 2009 was $26.2 million, $17.2 million and $16.0 million, respectively.

(i)	Impairment of Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating long-lived assets for potential impairment, the Company compares the carrying amount of the asset or asset group to the asset’s or asset group’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying amount of the asset or asset group, an impairment loss is calculated. The impairment loss calculation compares the carrying amount of the asset or asset group to the asset’s or asset group’s estimated fair value, which may be based on estimated discounted future cash flows. An impairment loss is recognized for the amount by which the asset’s or asset group’s carrying amount exceeds the asset’s or asset group’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset or asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset or asset group.

For each of the fiscal years ended March 31, 2011 and 2009, the Company had one store in each year whose profit contributions were significantly lower than the chain average due to decreased sales at each respective location. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by these stores were less than their carrying amounts, therefore the carrying amounts of the leasehold improvements related to these stores were reduced to fair value, resulting in a pre-tax charge of $0.1 million and $0.6 million for the years ended March 31, 2011 and 2009, respectively. There was no impairment loss required to be recognized for the year ended March 31, 2010.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(j)	Deferred Financing Costs

Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s Amended Facility and Term B Facility as discussed in note 5. The Company recognized related amortization expense of deferred financing costs of $1.2 million, $1.0 million and $0.7 million for the years ended March 31, 2011, 2010 and 2009, respectively. As discussed in note 5, $1.2 million and $0.1 million of deferred financing costs were written off in fiscal 2011 and 2010, respectively, in connection with the Company’s early extinguishment of debt related to the Amended Facility, Term B Facility and Senior Notes as discussed in note 5.

(k)	Self-Insured Liabilities

The Company is self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. The following table provides the Company’s stop loss coverage for the fiscal years ended March 31, 2011, 2010 and 2009 (in thousands):

	Fiscal Year ended March 31,
	2011	2010	2009
Workers’ Compensation – per occurrence	$300	$300	$250
General Liability – per occurrence	$250	$250	$200
Motor Vehicles – per occurrence	$100	$100	$100
Medical Insurance – per participant, per year	$200	$150	$150

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

For leases that contain predetermined fixed escalations of the minimum rent, the related rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as part of deferred rent, and are included in long-term liabilities. Cash or lease incentives received upon entering into certain store leases (tenant allowances) are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The unamortized portion of tenant allowances is recorded as a part of deferred rent, in long-term liabilities. For leases that require contingent rents, management makes an estimate of the contingent rent annually and recognizes the related rent expense on a straight-line basis over the year. At March 31, 2011 and 2010, deferred rent included in long-term liabilities in the Company’s consolidated balance sheets was $55.2 million and $37.3 million, respectively.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Transaction costs associated with the sale and leaseback of properties and any related deferred gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. The Company does not have any retained or contingent interests in the properties, nor does the Company provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments. At March 31, 2011 and 2010, deferred gains of $2.4 million and $2.7 million, respectively, were recorded in other long term liabilities relating to sale and leaseback transactions.

(m)	Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company honors returns from customers within 14 days from the date of sale and provides allowances for returns based on historical experience. The Company recorded an allowance for sales returns in accrued liabilities of $0.3 million and $0.2 million at March 31, 2011 and 2010, respectively. The Company recognizes service revenue at the time that evidence of an agreement exists, the service is completed, the price is fixed or determinable, and collectability is reasonably assured.

The Company only sells gift cards to its customers in its retail stores. The Company does not charge administrative fees on unused gift cards and the Company’s gift cards do not have an expiration date. Revenue is recognized from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, referred to as gift card breakage, and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines it’s gift card breakage rate based on historical redemption patterns. Prior to fiscal 2011, the Company did not have sufficient historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings. Breakage recognized was not material to the Company’s results of operations during fiscal 2011.

The Company sells premium service plans (“PSPs”) on appliance and electronic merchandise for periods ranging up to 10 years. For PSPs sold by the Company on behalf of a third party, the net commission revenue is recognized at the time of sale. The Company is not the primary obligor on PSPs sold on behalf of third parties. Funds received for PSPs in which the Company is the primary obligor are deferred and the incremental direct costs of selling the PSP are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the PSP are expensed as incurred.

We have not made any material changes in the accounting methodology used to measure sales returns or recognize revenue for PSPs sold during the past three fiscal years.

The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Deferred revenue on extended service agreements:
Balance at beginning of year	$377	$325	$287
Revenue deferred on new agreements	1,945	1,459	1,269
Revenue recognized	(1,837)	(1,407)	(1,231)

Balance at end of year	$485	$377	$325

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(n)	Cost of Goods Sold

Cost of goods sold is defined as the cost of gross inventory sold, including any handling charges, in-bound freight expenses and physical inventory losses, less the recognized portion of certain vendor allowances. Because the Company does not include costs related to its store distribution facilities, including depreciation expense, in cost of goods sold, the Company’s gross profit may not be comparable to that of other retailers that include these costs in cost of goods sold and in the calculation of gross profit.

(o)	Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages, rent, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, store opening costs, stock-based compensation and other general administrative expenses.

Shipping and handling costs and expenses of $84.3 million, $62.6 million, and $59.1 million for fiscal 2011, 2010 and 2009, respectively, were included in selling, general, and administrative expenses. Included in these costs were delivery expenses of $40.9 million, $29.6 million, and $27.8 million for the years ended March 31, 2011, 2010, and 2009, respectively.

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

Advertising costs are expensed as incurred, with the exception of television production costs which are expensed the first time the advertisement is aired. These amounts have been reduced by vendor allowances under cooperative advertising which totaled $40.6 million, $27.3 million, and $22.9 million for the years ended March 31, 2011, 2010, and 2009, respectively.

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

(w)	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009. Requirements related to Level 3 disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the provisions of this fair value guidance as it became effective, it did not have any impact on the Company’s consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(x)	Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the years ended March 31, 2011, 2010 and 2009 includes the changes in fair value of the Company’s interest rate swaps, net of tax as well as the impact from the early termination of the hedge arrangement for the year ended March 31, 2011. Comprehensive income for the years ended March 31, 2011, 2010 and 2009, in thousands, is calculated as follows:

	2011	2010	2009
Net income, as reported	$48,208	$39,198	$36,497
Reclassification adjustment for loss reclassified into income, net of tax	874	1,059	807
Unrealized loss on hedge arrangement, net of tax	(412)	(1,294)	(262)
Early termination of hedge arrangement, net of tax	520	—	—

Comprehensive income	$49,190	$38,963	$37,042

(2)	Fair Value Measurements

The Company uses a three-tier valuation hierarchy for its fair value measurements based upon observable and non-observable inputs:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The Company had no assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2011.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the year ended March 31, 2011, the Company incurred an impairment charge of $0.1 million to record the assets of one store at their fair value. The Company had no other measurements of assets or liabilities at fair value on a non-recurring basis, such as property and equipment, subsequent to their initial recognition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Term B Facility as of March 31, 2010 approximated fair value as the interest rate was market based.

(3)	Derivative Instruments and Hedging Activities

During fiscal 2008, the Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its Term B Facility. Upon the expiration of this interest rate swap agreement in October 2009 the Company entered into another interest rate swap agreement to manage its exposure on $75 million of its Term B Facility effective October 2009 with an original expiration date of October 2011. This interest rate swap arrangement was terminated on March 29, 2011 in connection with the repayment of our Term B Facility.

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

During the years ended March 31, 2011 and 2010 the hedge was considered effective and a net unrealized gain (loss) of $0.5 million and $(0.2) million, respectively, was recorded in other comprehensive income (loss).

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Upon termination of the hedge on March 29, 2011, the remaining balance in other comprehensive loss was written off and is included in loss related to early extinguishment of debt in our consolidated statements of income.

(4)	Inventories

Net inventories consisted of the following at March 31, 2011 and 2010 (in thousands):

	2011	2010
Appliances	$77,369	$55,244
Video	78,591	93,520
Other	56,048	52,739

	$212,008	$201,503

(5)	Debt

A summary of long-term debt at March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Senior secured Term B Facility	$—	$88,341
Less current maturities of long-term debt	—	908

Total long-term debt	$—	$87,433

Senior Secured Term Loan

On July 25, 2007, Gregg Appliances entered into a senior credit agreement (the “Term B Facility”) with a bank group obtaining $100 million senior secured term loan B maturing on July 25, 2013. The loans under the Term B Facility were originally scheduled to be repaid in consecutive quarterly installments of $250,000 each with a balloon payment at maturity, but as Gregg Appliances made an optional $10 million prepayment during fiscal 2008, the remaining scheduled quarterly principal installments were reduced to $227,099 with a balloon payment at maturity. As provided in the Term B Facility, the prepayment was first applied to the next four scheduled principal installments of the loan occurring in fiscal 2009 and secondly applied on a pro rata basis to reduce the remaining scheduled principal installments of the loan. On March 29, 2011, Gregg Appliances repaid the Term B Facility loan balance in full using excess cash. In connection with this repayment, the Company recorded a pre-tax loss related to the early extinguishment of debt of $1.8 million, which was primarily due to the write off of capitalized debt issuance costs and the termination of an interest rate swap arrangement.

Senior Notes

In connection with the recapitalization of Gregg Appliances on February 3, 2005, Gregg Appliances issued $165 million in unsecured 9% Senior Notes (“Senior Notes”). Interest on the notes was payable in arrears twice a year on February 1 and August 1. The notes were originally scheduled to mature on February 3, 2013.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revolving Credit Facility

On July 25, 2007, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (“Revolving Credit Facility”) with a bank group for up to $100 million. On September 15, 2009, Gregg Appliances entered into Amendment No. 1 and Joinder to the Amended and Restated Loan and Security Agreement (“Amendment No. 1”) with a bank group, which increased the maximum amount available under the Revolving Credit Facility from $100 million to $125 million, subject to borrowing base availability. On March 29, 2011, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $125 million to $300 million, subject to borrowing base availability, and extended the term of the facility to March 29, 2016. In connection with the amendment, the Company recorded a pre-tax loss related to the early extinguishment of debt of $0.3 million, which was primarily due to the write off of capitalized debt issuance costs.

Interest (other than Eurodollar rate borrowings) on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (HHG), which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.

Pursuant to the Amended Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. The Amended Facility required payment to the lenders of a commitment fee of approximately $1.1 million.

Under the Amended Facility, Gregg Appliances is not required to comply with any financial maintenance covenant unless “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $15.0 million until September 30, 2012 and $20.0 million thereafter, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.

Pursuant to the Amended Facility, if Gregg Appliances has “excess availability” (i) less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.

The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Amended Facility at March 31, 2011.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2011 under the Amended Facility, Gregg Appliances had no borrowings outstanding and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of March 31, 2011, the total borrowing availability under the Amended Facility was $127.1 million. The interest rate based on the bank’s prime rate as of March 31, 2011 was 4.5%.

As of March 31, 2010 under the Revolving Credit Facility, Gregg Appliances had no cash borrowings outstanding and $4.8 million of letters of credit outstanding which expire through December 31, 2010. As of March 31, 2010, the total borrowing availability under the revolving credit facility was $117.5 million. The interest rate based on the bank’s prime rate as of March 31, 2010 was 3.0%.

(6)	Income Taxes

Income tax expense for the years ended March 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	2011	2010	2009
Current:
Federal	$14,715	$9,741	$17,157
State	4,695	2,713	4,110

Total current	19,410	12,454	21,267

Deferred:
Federal	11,384	10,605	3,984
State	228	1,283	807

Total deferred	11,612	11,888	4,791

Total expense	$31,022	$24,342	$26,058

Deferred income taxes at March 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Deferred tax assets:
Goodwill for tax purposes	$58,367	$64,973
Accrued expenses	8,848	7,147
Long-term deferred compensation	2,397	2,145
Inventories	2,273	2,009
Stock-compensation expense	4,163	2,530
Unrealized loss on hedge arrangement	—	648
Other	1,062	989
Credit carryforwards	303	397

Total deferred tax assets	77,413	80,838

Deferred tax liabilities:
Property and equipment	18,482	9,874
Other	940	713

Total deferred tax liabilities	19,422	10,587

Net deferred tax assets	$57,991	$70,251

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At March 31, 2011 and 2010, the Company had no net operating loss carryforwards for federal or state income tax purposes and the Company had no liability for unrecognized tax benefits.

The Company recognizes interest and penalties in income tax expense in its consolidated statements of income. At March 31, 2011 and 2010, the Company had no accrued interest and penalties.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2008.

The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2011	2010	2009
Computed “expected” tax expense	$27,730	$22,239	$21,894
State income tax expense, net of federal income tax benefit	3,200	2,648	3,568
Other	92	(545)	596

	$31,022	$24,342	$26,058

(7)	Stock-based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of non-qualified stock options and restricted stock to officers, other key employees and members of the Board of Directors. On April 12, 2007, the Company’s Board of Directors approved the adoption of the hhgregg, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, awards of restricted stock, awards of restricted stock units, awards of performance units, and stock grants. On June 23, 2010, an amendment (the “Amendment”) to the Equity Incentive Plan was adopted by the Company’s Board of Directors that increased the number of shares of common stock reserved for issuance under the Equity Incentive Plan from 3,000,000 to 6,000,000. The Amendment was ratified and approved by the Company’s stockholders at the annual meeting of stockholders on August 3, 2010. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Equity Incentive Plan unless the plan is terminated. The term of the Company’s Equity Incentive Plan commenced on the date of approval by the Company’s Board of Directors and continues until the tenth anniversary of the approval by the Company’s Board of Directors. The Company’s Equity Incentive Plan is administered by the Company’s Compensation Committee. Prior to the Equity Incentive Plan being adopted, the Company utilized the Gregg Appliances, Inc. 2005 Stock Option Plan (Stock Option Plan). The Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options to the Company’s officers, directors, consultants, and key employees.

During the years ended March 31, 2011, 2010 and 2009, the Company granted options for 805,000, 761,000 and 599,000 shares of common stock respectively under the Equity Incentive Plan to certain employees and directors of the Company. The options vest over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The option exercise price is equal to the fair market value of a share of common stock on the date of the grant of the option.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average estimated fair value of options granted to employees and directors under the Equity Incentive Plan was $11.10, $6.75 and $5.24 during the 12 months ended March 31, 2011, 2010 and 2009, respectively, using the Black-Scholes model with the following weighted average assumptions:

	March 31, 2011	March 31, 2010	March 31, 2009
Risk-free interest rate	1.9%	2.6%	3.4%
Dividend yield	—	—	—
Expected volatility	45.50%	51.00%	46.68%
Expected life of the options (years)	4.5	4.5	4.5

Activity under the stock option plans is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2010	4,549,217	$9.68
Granted	805,000	27.89
Exercised	(1,919,485)	7.32
Canceled or forfeited	(41,664)	20.60

Outstanding at March 31, 2011	3,393,068	$15.20	4.01	$6,502
Vested or expected to vest at March 31, 2011	3,354,210	15.14	3.99	6,500
Exercisable at March 31, 2011	1,948,118	$10.36	2.79	$6,311

The following table summarizes the vesting activity under the stock option plans:

Nonvested shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2010	1,290,625	$6.05
Granted during fiscal 2011	805,000	27.89
Vested during fiscal 2011	(609,011)	5.70
Canceled during fiscal 2011	(41,664)	8.41

Nonvested at March 31, 2011	1,444,950	$8.94

During fiscal 2011, 2010 and 2009, $5.2 million ($3.1 million net of tax), $3.5 million ($2.1 million net of tax) and $2.7 million ($1.6 million net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended March 31, 2011, 2010 and 2009 was $39.0 million, $8.5 million and $1.6 million, respectively. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2011 was $8.7 million and is expected to be recognized over a weighted average period of 1.9 years. Net cash proceeds from the exercise of stock options were $5.0 million, $4.7 million and $3.1 in fiscal 2011, 2010 and 2009, respectively. The total grant date fair value of stock options vested during the years ended March 31, 2011, 2010 and 2009 was $3.5 million, $2.7 million and $1.9 million, respectively.

Of the 1,919,485 options exercised during the 12 months ended March 31, 2011, 712,136 relate to options with an aggregate value of $20.2 million used by certain employees in connection with the net settlement exercise of 1,324,000 stock options held by these employees during the second quarter of fiscal 2011. The 712,136 options were used to satisfy the employees’ exercise price and minimum statutory tax withholding requirements. During the 12 months ended March 31, 2011, 1,207,349 shares were issued in connection with the exercise of stock options.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8)	Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents basic and diluted net income per share for the years ended March 31, 2011, 2010 and 2009 (in thousands, except share and per share amounts):

	2011	2010	2009
Net income, as reported (A)	$48,208	$39,198	$36,497
Weighted average outstanding shares of common stock (B)	39,394,708	36,649,515	32,391,392
Dilutive effect of employee stock options	973,515	1,340,693	672,119

Common stock and common stock equivalents (C)	40,368,223	37,990,208	33,063,511
Net income per share:
Basic (A/B)	$1.22	$1.07	$1.13
Diluted (A/C)	$1.19	$1.03	$1.10

Antidilutive shares not included in the diluted per share calculation for the years ended March 31, 2011, 2010 and 2009 were 797,500, 753,000 and 1,969,833, respectively.

(9)	Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended March 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Minimum rentals	$64,597	$46,223	$37,305
Minimum rentals with related parties	6,095	5,678	5,381
Contingent rentals	116	479	81

Total rent expense	$70,808	$52,380	$42,767

Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2011 (in thousands):

Rental Payments
Payable in fiscal year:
2012	$75,427
2013	76,805
2014	75,134
2015	72,871
2016	69,821
Thereafter	316,709

Total required payments	$686,767

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10)	Related Party Transactions

During fiscal 2009, the Company performed a sale leaseback transaction for a single store location with the Executive Chairman and Director of the Company and members of his immediate family. The Company received $4.4 million for the location and is leasing it back for terms that are no less favorable than the Company’s other leases.

In addition, the Company had a consulting agreement with a member of the Executive Chairman and Director of the Company’s immediate family. Payments on the agreement were not material for the years ended March 31, 2010 and 2009. The agreement expired on February 3, 2010.

The Company also has several leases with the Executive Chairman and Director of the Company and members of his immediate family for its headquarters and certain stores. See note 9 for discussion of minimum rentals with related parties.

(11)	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan covering all employees who have attained the age of 21 and have worked at least 1,000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution of up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.4 million, $0.4 million, and $0.5 million for the years ended March 31, 2011, 2010, and 2009, respectively.

The Company has an unfunded, non-qualified deferred compensation plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded approximately $0.9 million, $0.8 million, and $0.9 million in expenses related to this plan for the years ended March 31, 2011, 2010, and 2009, respectively. Amounts accrued in other long-term liabilities at March 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Beginning accrual	$5,417	$4,804
Annual benefit accrual	768	635
Credited annual interest	151	199
Payments to vested participants	(216)	(137)
Plan forfeitures	(66)	(84)

Ending accrual	$6,054	$5,417

(12)	Legal Proceedings

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

The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2011 and 2010 (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements.

	For the Year Ended March 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$435,975	$480,926	$653,731	$507,019
Cost of goods sold	303,587	336,594	460,190	347,520

Gross profit	132,388	144,332	193,541	159,499
Selling, general and administrative expenses	100,847	106,201	118,110	104,665
Net advertising expense	19,959	23,897	22,939	20,545
Depreciation and amortization expense	5,879	6,514	6,944	6,901
Asset impairment charge	—	—	—	88

Income from operations	5,703	7,720	45,548	27,300
Other expense (income):
Interest expense	1,211	1,240	1,288	1,253
Interest income	(5)	(9)	(5)	(3)
Loss related to early extinguishment of debt	—	—	—	2,071

Total other expense	1,206	1,231	1,283	3,321
Income before income taxes	4,497	6,489	44,265	23,979
Income tax expense	1,773	2,552	17,352	9,345

Net income	$2,724	$3,937	$26,913	$14,634

Net income per share
Basic	$0.07	$0.10	$0.68	$0.37
Diluted	$0.07	$0.10	$0.66	$0.36

	For the Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$284,390	$332,178	$500,392	$417,293
Cost of goods sold	199,715	229,858	347,888	289,851

Gross profit	84,675	102,320	152,504	127,442
Selling, general and administrative expenses	65,140	75,471	92,715	89,856
Net advertising expense	11,803	13,485	17,189	15,331
Depreciation and amortization expense	3,968	4,011	4,345	4,836

Income from operations	3,764	9,353	38,255	17,419
Other expense (income):
Interest expense	1,318	1,337	1,317	1,182
Interest income	(6)	(8)	(4)	(31)
Loss related to early extinguishment of debt	—	—	—	146

Total other expense	1,312	1,329	1,313	1,297

Income before income taxes	2,452	8,024	36,942	16,122
Income tax expense	983	3,077	14,207	6,075

Net income	$1,469	$4,947	$22,735	$10,047

Net income per share
Basic	$0.04	$0.13	$0.59	$0.26
Diluted	$0.04	$0.13	$0.57	$0.25

HHGREGG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14)	Stockholders’ Equity

On July 24, 2007, hhgregg completed an initial public offering of 9,375,000 shares of its common stock, 5,625,000 of which were sold by certain selling stockholders. Additionally, as part of the initial public offering, 28,491,600 shares of Gregg Appliances were converted into shares of hhgregg.

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

During the fiscal year ended March 31, 2010, the Company consummated an underwritten public offering of 4,025,000 shares of its common stock under the $200 million shelf-registration statement and a private placement of an aggregate of 1,000,000 shares of its common stock which resulted in aggregate proceeds, net of underwriting and placement fees, to the Company of approximately $78.1 million. As of March 31, 2011, there were 39,724,737 basic shares outstanding.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information set forth in the sections entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance Matters and Committees of the Board,” “Report of the Audit Committee of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Non-Director Named Officers” in our proxy statement for the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011 (the “2011 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

See information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation” in the 2011 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement, which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information provided under the captions “Director Independence,” and “Certain Relationships and Related Party Transactions” in the 2011 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information provided under the caption “Ratification of Appointment of our Independent Registered Public Accountants” in the 2011 Proxy Statement, which is incorporated herein by reference.

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

(a)(3)	Exhibits

Exhibit Number	Description of Document

2.1(1)	Incorporation and Exchange Agreement, dated April 12, 2007, by and among Gregg Appliances, GIC, the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust (the Throgmartin Trust), Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May, FS Equity Partners V, L.P. (FSEP V), FS Affiliates V, L.P. (FSA V), California State Teachers’ System (CalSTRS), A.S.F. Co-Investment Partners II, L.P. ASF) and the Company.

3.1(1)	Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

4.1(2)	Specimen stock certificate for shares of common stock of the Company.

4.2(1)	Registration Rights Agreement, dated April 12, 2007, by and among FSEP V, FSA V, CalSTRS, ASF, the Throgmartin Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May and the Company.

10.1(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Jerry W. Throgmartin.

10.2(1)	Amendment No. 1 to Employment Agreement, dated April 12, 2007, between Gregg Appliances and Jerry W. Throgmartin.

10.3(1)	Employment Agreement, dated October 19, 2004, between Gregg Appliances and Dennis L. May.

10.4(1)	Gregg Appliances Nonqualified Deferred Compensation Plan, dated April 1, 2000.

10.5(1)	Amendment No. 1 to Gregg Appliances Nonqualified Deferred Compensation Plan, dated December 26, 2004.

10.6(1)	Non-Standardized Adoption Agreement of Gregg Appliances, dated January 29, 2005.

10.7(1)	Trademark Collateral Assignment and Security Agreement, dated February 3, 2005 between Gregg Appliances and Wells Fargo Bank, National Association (as successor-in-interest to Congress Financial Corporation).

10.8(1)	Guarantee, dated February 3, 2005 executed by the Guarantor in favor of Wells Fargo Bank, National Association (as successor-in-interest to Congress Financial Corporation).

10.9(1)	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.10(1)	Amendment No. 1 to 2005 Stock Option Plan, dated April 12, 2007.

10.11(1)	hhgregg, Inc. Equity Incentive Plan.

10.12(1)	Consulting Agreement, dated February 3, 2005, between W. Gerald Throgmartin and Gregg Appliances.

Exhibit Number	Description of Document

10.13	Credit Agreement, dated as of July 25, 2007, by and among Gregg Appliances, as borrower, the Lenders referred to therein, and Wachovia Bank National Association, as Administrative Agent.

10.14(3)	Form of Indemnity Agreement.

10.15(3)	Form of hhgregg, Inc. Equity Incentive Plan Option Award.

10.16(3)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael D. Stout

10.17(3)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Stephen R. Nelson

10.18(3)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Charles B. Young

10.19(3)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Gregg W. Throgmartin

10.20(3)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Jeffrey J. McClintic

10.21(3)	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael G. Larimer

10.22(4)	Amendment No. 2 to Employment Agreement dated December 29, 2008 between Gregg Appliances and Jerry W. Throgmartin

10.23(4)	Amendment No. 1 to the Employment Agreement dated December 30, 2008 between Gregg Appliances and Dennis L. May

10.24(5)	Stock Subscription Agreement dated July 15, 2009

10.25(6)	Amendment No. 3 to Employment Agreement dated August 5, 2009 between Gregg Appliances and Jerry W. Throgmartin

10.26(6)	Amendment No. 2 to the Employment Agreement dated August 5, 2009 between Gregg Appliances and Dennis L. May

10.27(7)	Employment Agreement, dated September 4, 2009, between Gregg Appliances Inc. and Jeremy J. Aguilar

10.28(8)	Amended and Restated Loan and Security Agreement, dated March 29, 2011, among Gregg Appliances, Inc., HHG Distributing, LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, Wells Fargo Capital Finance, LLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, J.P. Morgan Chase Bank, N.A. as syndication agent, KeyBank National Association, Regions Bank and Suntrust Bank as co-documentation agents and the lenders party thereto.*

10.29	Amendment No. 1 to Trademark Collateral Assignment and Security Agreement, dated March 29, 2011, between Gregg Appliances and Wells Fargo Bank, National Association.

14.1(1)	Finance Code of Ethics

21.1(1)	List of our Subsidiaries

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K file with the SEC on June 3, 2008.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2009.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2011.
*	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Dated: May 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS L. MAY Dennis L. May	President and Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2011

/s/ JEREMY J. AGUILAR Jeremy J. Aguilar	Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2011

/s/ JERRY W. THROGMARTIN Jerry W. Throgmartin	Executive Chairman and Director	May 26, 2011

/s/ LAWRENCE P. CASTELLANI Lawrence P. Castellani	Director	May 26, 2011

/s/ BENJAMIN D. GEIGER Benjamin D. Geiger	Director	May 26, 2011

/s/ CATHERINE A. LANGHAM Catherine A. Langham	Director	May 26, 2011

/s/ JOHN M. ROTH John M. Roth	Director	May 26, 2011

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	May 26, 2011

/s/ MICHAEL L. SMITH Michael L. Smith	Director	May 26, 2011

/s/ PETER M. STARRETT Peter M. Starrett	Director	May 26, 2011

/s/ KATHLEEN C. TIERNEY Kathleen C. Tierney	Director	May 26, 2011

/s/ DARELL E. ZINK Darell E. Zink	Director	May 26, 2011