Form 10-Q
period 2011-06-30
hhgregg, Inc.
filed 2011-08-04
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of hhgregg, Inc.’s common stock outstanding as of July 28, 2011 was 38,241,499.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended June 30, 2011

Part I. Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands, except share and per share data)
Net sales	$431,455	$435,975
Cost of goods sold	301,141	303,587

Gross profit	130,314	132,388
Selling, general and administrative expenses	103,244	100,847
Net advertising expense	20,195	19,959
Depreciation and amortization expense	7,287	5,879

(Loss) income from operations	(412)	5,703
Other expense (income):
Interest expense	512	1,211
Interest income	(4)	(5)

Total other expense	508	1,206

(Loss) income before income taxes	(920)	4,497
Income tax (benefit) expense	(159)	1,773

Net (loss) income	$(761)	$2,724

Net (loss) income per share
Basic	$(0.02)	$0.07
Diluted	$(0.02)	$0.07
Weighted average shares outstanding-basic	39,501,518	38,848,114
Weighted average shares outstanding-diluted	39,501,518	40,345,676

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	March 31, 2011
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,910	$72,794
Accounts receivable—trade, less allowances of $96 and $134, respectively	13,150	8,931
Accounts receivable—other	23,280	19,806
Merchandise inventories, net	291,600	212,008
Prepaid expenses and other current assets	5,632	11,062
Income tax receivable	6,456	—
Deferred income taxes	6,487	5,606

Total current assets	348,515	330,207

Net property and equipment	180,896	162,781
Deferred financing costs, net	3,154	3,232
Deferred income taxes	46,327	52,385
Other assets	1,159	1,040

Total long-term assets	231,536	219,438

Total assets	$580,051	$549,645

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,815	$94,363
Line of credit	5,850	—
Customer deposits	27,969	21,791
Accrued liabilities	43,369	49,191

Total current liabilities	209,003	165,345

Long-term liabilities:
Other long-term liabilities	75,516	67,714

Total long-term liabilities	75,516	67,714

Total liabilities	284,519	233,059

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 39,749,739 and 39,724,737 shares issued; and 38,241,499 and 39,724,737 outstanding as of June 30, 2011 and March 31, 2011, respectively	4	4
Additional paid-in capital	270,534	268,715
Retained earnings	47,147	47,908
Common stock held in treasury at cost, 1,508,240 and 0 shares as of June 30, 2011 and March 31, 2011, respectively	(22,112)	—

	295,573	316,627
Note receivable for common stock	(41)	(41)

Total stockholders’ equity	295,532	316,586

Total liabilities and stockholders’ equity	$580,051	$549,645

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(761)	$2,724
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,287	5,879
Amortization of deferred financing costs	166	301
Stock-based compensation	1,623	1,220
Excess tax benefits from stock-based compensation	(13)	(13,086)
Gain on sales of property and equipment	(64)	(103)
Deferred income taxes	5,177	(1,360)
Tenant allowances received from landlords	6,120	4,507
Changes in operating assets and liabilities:
Accounts receivable—trade	(4,219)	(2,043)
Accounts receivable—other	(3,474)	(2,656)
Merchandise inventories	(79,592)	(78,123)
Income tax receivable	(6,456)	1,675
Prepaid expenses and other assets	5,311	4,127
Accounts payable	30,232	2,334
Customer deposits	6,178	2,958
Accrued liabilities	(5,847)	(4,113)
Other long-term liabilities	1,747	1,198

Net cash used in operating activities	(36,585)	(74,561)

Cash flows from investing activities:
Purchases of property and equipment	(28,991)	(22,394)
Proceeds from sales of property and equipment	1	39

Net cash used in investing activities	(28,990)	(22,355)

Cash flows from financing activities:
Purchases of treasury stock	(22,112)	—
Proceeds from exercise of stock options	221	2,384
Excess tax benefits from stock-based compensation	13	13,086
Net increase (decrease) in bank overdrafts	10,807	(5,822)
Net borrowings on line of credit	5,850	—
Payments on notes payable	—	(227)
Payment of financing costs	(88)	—
Other, net	—	43

Net cash (used in) provided by financing activities	(5,309)	9,464

Net decrease in cash and cash equivalents	(70,884)	(87,452)
Cash and cash equivalents
Beginning of period	72,794	157,837

End of period	$1,910	$70,385

Supplemental disclosure of cash flow information:
Interest paid	$21	$905
Income taxes paid	$3,045	$1,096
Capital expenditures included in accounts payable	$2,994	$4,723

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three Months Ended June 30, 2011

(dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2011	39,724,737	$—	$4	$268,715	$47,908	$(41)	$—	$316,586
Net loss					(761)			(761)
Exercise of stock options	25,002	—	—	221	—	—	—	221
Tax benefit deficiencies from stock-based compensation		—	—	(25)	—	—	—	(25)
Stock-based compensation expense		—	—	1,623	—	—	—	1,623
Repurchase of common stock	(1,508,240)	—	—	—	—	—	(22,112)	(22,112)

Balance at June 30, 2011	38,241,499	$—	$4	$270,534	$47,147	$(41)	$(22,112)	$295,532

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgreggTM. As of June 30, 2011, the Company had 180 stores located in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg and the notes thereto for the fiscal year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2011. The consolidated results of operations, financial position and cash flows for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of sales and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances, Inc. (“Gregg Appliances”). Gregg Appliances has a wholly-owned subsidiary, HHG Distributing LLC (“HHG Distributing”), which has no assets or operations.

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s line of credit approximates fair value as the interest rate is market based.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Cash Flow Hedges

During 2008, the Company entered into an interest-rate related derivative instrument to manage its exposure on $50 million of its senior secured term loan B (the “Term B Facility”). Upon the expiration of this interest rate swap agreement in October 2009 the Company entered into another derivative instrument to manage its exposure on $75 million of its Term B Facility effective October 2009 with an original expiration date of October 2011. This interest rate swap agreement was terminated on March 29, 2011 in connection with the repayment of our Term B Facility. There were no derivative instruments outstanding during the three months ended June 30, 2011.

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

For the three months ended June 30, 2010, the hedge was considered effective and $0.2 million was recorded into interest expense for recognized losses on the cash flow hedge. There were no cash flow hedges discontinued prior to their original maturity date in the three months ended June 30, 2010.

(4) Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and March 31, 2011 (in thousands):

	June 30, 2011	March 31, 2011
Machinery and equipment	20,191	19,047
Office furniture and equipment	125,880	119,639
Vehicles	3,125	3,125
Signs	14,154	13,427
Leasehold improvements	116,459	100,457
Construction in progress	19,335	18,140

	299,144	273,835
Less accumulated depreciation and amortization	(118,248)	(111,054)

Net property and equipment	$180,896	$162,781

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(5) Net (Loss) Income per Share

Net (loss) income per basic share is calculated based on the weighted-average number of outstanding common shares. Net (loss) income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units. The following table presents net (loss) income per basic and diluted share for the three months ended June 30, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2011	June 30, 2010
Net (loss) income (A)	$(761)	$2,724
Weighted average outstanding shares of common stock (B)	39,501,518	38,848,114
Dilutive effect of employee stock options and restricted stock units	—	1,497,562

Common stock and potential dilutive common shares (C)	39,501,518	40,345,676
Net (loss) income per share:
Basic (A/B)	$(0.02)	$0.07
Diluted (A/C)	$(0.02)	$0.07

Antidilutive shares not included in the net income per diluted share calculation for the three months ended June 30, 2011 and 2010 were 4,054,534 and 784,500, respectively.

(6) Inventories

Net merchandise inventories consisted of the following at June 30, 2011 and March 31, 2011 (in thousands):

	June 30, 2011	March 31, 2011
Video	$130,923	$78,578
Appliances	88,195	77,369
Home Office	24,270	14,844
Other	48,212	41,217

	$291,600	$212,008

(7) Debt

A summary of debt at June 30, 2011 and March 31, 2011 is as follows (in thousands):

	June 30, 2011	March 31, 2011
Revolving Credit Facility	$5,850	$—

On March 29, 2011, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $125 million to $300 million, subject to borrowing base availability, and extended the term of the facility to March 29, 2016. In connection with the amendment, the Company recorded a pre-tax loss related to the early extinguishment of debt of $0.3 million during the fourth quarter of fiscal 2011, which was primarily due to the write off of capitalized debt issuance costs.

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

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Pursuant to the Amended Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances and (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. The Amended Facility required payment to the lenders of a commitment fee of approximately $1.1 million during the fourth quarter of fiscal 2011.

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

The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Amended Facility at June 30, 2011.

As of June 30, 2011 under the Revolving Credit Facility, Gregg Appliances had $5.9 million of cash borrowings outstanding and $4.8 million of letters of credit outstanding which expire through December 31, 2011. As of June 30, 2011, the total borrowing availability under the revolving credit facility was $170.5 million. The interest rate based on the bank’s prime rate as of June 30, 2011 was 4.5%.

As of March 31, 2011 under the Amended Facility, Gregg Appliances had no borrowings outstanding and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of March 31, 2011, the total borrowing availability under the Amended Facility was $127.1 million. The interest rate based on the bank’s prime rate as of March 31, 2011 was 4.5%.

(8) Stock-based Compensation

Stock Options. The following table summarizes the activity under the Company’s Stock Option Plans for the three months ended June 30, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price per Share

Outstanding at March 31, 2011	3,393,068	$15.20
Granted	613,400	14.19
Exercised	(25,002)	8.84
Canceled	(5,832)	20.24
Expired	(1,000)	14.67

Outstanding at June 30, 2011	3,974,634	$15.08

During the three months ended June 30, 2011, the Company granted options for 613,400 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $6.22 during the three months ended June 30, 2011, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.45% -1.62%
Dividend yield	—
Expected volatility	52.2%
Expected life of the options (years)	4.5
Forfeitures	3.00%

Time Vested Restricted Stock Units. During the three months ended June 30, 2011, the Company granted 79,900 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the holder terminates for any reason other than death or total permanent disability or certain other circumstances as described in the agreement. Upon death or disability, the holder is entitled to receive a fractional portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the three months ended June 30, 2011 was $14.20.

Performance-Based Restricted Stock Units. The Company awarded performance-based RSUs to certain officers of the Company during the three months ended June 30, 2011. Under these awards, a number of performance-based RSUs will be granted to each participant based upon the attainment of the applicable bonus targets as approved by the Compensation Committee. Performance-based RSUs are earned shortly after the end of the performance measurement period and vest three years after grant date. If a participant is not employed by the Company on the date the performance-based RSUs vest, the performance-based RSUs are forfeited, except in the case of death or total permanent disability or certain other circumstances as described in the agreement. Upon death or disability, the holder is entitled to receive a fractional portion of the award based upon the period of time lapsed between the date of grant of the performance-based RSU and the termination of employment if the applicable performance target was achieved. Additionally, to the extent performance conditions are not met, performance-based RSUs are forfeited.

During the three months ended June 30, 2011, the Company granted 73,080 performance-based RSUs. The fair value of performance-based RSUs is based on the Company’s stock price at the date of grant. The weighted average grant date fair value for the performance-based RSUs outstanding for the three months ended June 30, 2011 was $14.20.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(9) Comprehensive (Loss) Income

Comprehensive (loss) income is computed as net (loss) income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three months ended June 30, 2010 includes the changes in fair value of the Company’s interest rate swap, net of tax. Comprehensive (loss) income for the three months ended June 30, 2011 and 2010 is calculated as follows:

(in thousands)	Three Months Ended
	June 30, 2011	June 30, 2010
Net (loss) income, as reported	$(761)	2,724
Reclassification adjustment for loss reclassified into interest expense, net of tax	—	218
Unrealized gain on hedge arrangements, net of tax	—	(184)

Comprehensive (loss) income	$(761)	$2,758

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

(11) Share Repurchase Program

On May 19, 2011, the Company’s Board of Directors authorized a share repurchase program allowing it to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 19, 2012. During the three months ended June 30, 2011, the Company repurchased 1,508,240 shares of its common stock at an aggregate cost of $22.1 million, or an average price of $14.66 per share. As of June 30, 2011, the Company had $27.9 million remaining under the $50 million share repurchase program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheet.

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

Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2011, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 26, 2011, and other publicly available information.

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related services operating under the name hhgreggTM. As of June 30, 2011, we operated 180 stores in Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances. References to fiscal years in this report relate to the respective twelve month period ended March 31. Our 2012 fiscal year is the twelve month period ending on March 31, 2012.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 81% of our net sales mix for the three months ended June 30, 2011, and 84% of our net sales mix for the three months ended June 30, 2010.

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

For fiscal 2012, we have implemented several initiatives designed to better position our business to drive additional traffic and increase sales in our comparable store base. The first initiative is to grow our appliance market share. We restructured our in-store management team to include an appliance sales manager and a dedicated consumer electronics manager, compared to our previous structure of having a sales manager and an operations manager. The appliance manager will focus on the appliance and bedding categories, increasing management focus and ensuring a superior customer purchase experience. We expect to increase our marketing efforts in the appliance category by having more appliance specific marketing messaging. Additionally, we will begin offering “white glove” installation services, which enhances our delivery and installation capabilities, and we will shift more appliance inventory from central warehouse facilities to store locations to accommodate the consumer’s needs in the appliance product category.

Our second initiative is our planned focus on the development of our home office category. This category currently includes computers and tablets, and will be expanded to include mobile phones in the second quarter of fiscal 2012. This development of our mobile phone business will include the integration of all of the Verizon Cellular Connection kiosks located within each of our stores into our internal operations. We expect this transition to be effective August 28, 2011. Prior to this time, the Verizon Cellular Connection kiosks will continue to be operated by a third party. In addition to mobile phones, we will seek to expand our assortment of computers, tablets, peripherals and computer service offerings.

Our next initiative for fiscal 2012 is the launch of our redesigned website. During fiscal 2012 we will launch the new website which will offer an updated look and feel, in addition to significant functionality enhancements. This increased functionality will include options to buy our products online and pick up in store and the ability to ship products bought online directly to consumers from store locations. Our new website design will also provide an enhanced purchase experience for our online customers, allowing them to interact directly with sales associates in our stores.

We also launched a new advertising campaign, “We Help,” which focuses on our commitment to educating consumers and helping them to complete their purchase experience with the right product for them at a great price. This campaign seeks to increase brand awareness among consumers and set hhgregg apart from our competitors.

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

During the past twelve months, we opened a net total of 23 new stores, all of which were opened in new markets, including Pittsburgh, Pennsylvania and Washington, DC. During the past twelve months, we also opened an eleventh local distribution center in Pembroke Park, Florida to support our growth plans. We opened 7 stores during the first fiscal quarter of 2012, and we remain on track to open between 35 and 40 new stores in fiscal 2012.

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

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the NPD Group, the prices of flat panel televisions in the industry have fallen more than 40% since January 2008. As with similar product life cycles for console televisions, DVD players and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin televisions that feature 3-D and IPTV technology, with an increased focus on selection and larger screen sizes. We have also responded by adding an increased selection of computers and tablets to our product assortment, and placing a focus on the development of our home office category. However, lower than expected demand and pricing pressures could result in price points for higher featured items declining more quickly, and to a greater extent, than we have historically experienced.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2011 in our latest Annual Report on Form 10-K filed with the SEC on May 26, 2011. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2011.

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended
(unaudited)	June 30, 2011	June 30, 2010
Net sales	$431,455	$435,975
Net sales % (decrease) increase	(1.0)%	53.3%
Comparable store sales % (decrease) increase (1)	(13.2)%	6.3%
Gross profit as a % of net sales	30.2%	30.4%
SG&A as a % of net sales	23.9%	23.1%
Net advertising expense as a % of net sales	4.7%	4.6%
Depreciation and amortization expense as a % of net sales	1.7%	1.3%
(Loss) income from operations as a % of net sales	(0.1)%	1.3%
Net interest expense as a % of net sales	0.1%	0.3%
Net (loss) income	$(761)	$2,724
Net (loss) income per diluted share	$(0.02)	$0.07
Weighted average shares outstanding - diluted	39,501,518	40,345,676
Number of stores open at the end of period	180	157

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net loss was $0.8 million for the three months ended June 30, 2011, or $(0.02) of net loss per diluted share, compared with net income of $2.7 million, or $0.07 of net income per diluted share, for the three months ended June 30, 2010. The decrease in net income for the period was the result of a comparable store sales decrease of 13.2%, an increase in SG&A as a percentage of net sales, a decrease in gross margin rate and an increase in net advertising expense as a percentage of net sales, partially offset by the net addition of 23 stores during the past 12 months.

Net sales for the three months ended June 30, 2011 decreased 1.0% to $431.5 million compared to $436.0 million in the comparable prior year period. The decrease in net sales for the three months ended June 30, 2011 was attributable the 13.2% comparable store sales decline along with the unfavorable comparison of only 7 store grand openings in the current quarter compared to 26 in the prior year period. These sales factors were partially offset by the net addition of 23 stores during the past 12 months.

Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2011 and 2010 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Video	37%	42%	(20.6)%	2.4%
Appliances	44%	42%	(12.6)%	16.1%
Home Office (1)	7%	4%	54.6%	(6.3)%
Other (2)	12%	12%	(10.3)%	(9.0)%

Total	100%	100%	(13.2)%	6.3%

(1)	Primarily consists of computers and tablets.
(2)	Primarily consists of audio, furniture and accessories, mattresses and personal electronics.

During the three month period ended June 30, 2011, our net sales mix continued to shift due to continued industry weakness in the video category along with an increased internal focus on the appliance and home office categories. The decrease in the comparable store sales for the video category for the three month period was due primarily to a double digit decline in average selling prices as well as a slight decrease in unit demand. The decrease in comparable store sales for the appliance category for the three month period ended June 30, 2011 was primarily due to lapping the increased demand in the prior year period that resulted from the government funded appliance stimulus programs, which were not repeated this year. The increase in the comparable store sales for the home office category was due to an increased offering of computers and tablets along with associated peripherals during the three month period ended June 30, 2011. The decrease in comparable store sales for the other category was due primarily to double digit comparable store sales decreases in cameras and camcorders and mid single digit decreases in small electronics.

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 16 basis points for the three months ended June 30, 2011 to 30.2% from 30.4% for the comparable prior year period. This decrease was largely due to a shift within the net sales mix of our product categories. The home office category, which carries a gross profit margin lower than our company average, increased as an overall percentage of the mix which lowered our overall gross profit margin percentage. This was slightly offset by increased gross profit margins in the appliance category.

Selling, General and Administrative expense (“SG&A”), as a percentage of net sales, increased approximately 80 basis points for the three month period ended June 30, 2011. The increase in SG&A as a percentage of net sales was due to the deleveraging impact of the comparable store sales decline coupled with the increase in pre-opening expenses associated with new store openings, which represented approximately $3.2 million. While similar investments were made in the prior year period, the prior year investments were largely offset by the sales generated from the grand openings in the same period. In the current year, pre-opening investments were made during the first fiscal quarter while the grand opening sales from these stores will benefit our second fiscal quarter. We plan to open 24 new stores in the Miami and Chicago markets during the second fiscal quarter.

Net advertising expense, as a percentage of net sales, increased approximately 10 basis points during the three months ended June 30, 2011. The increase as a percentage of net sales for the three month period was driven largely by the deleveraging effect of our comparable store sales decrease, slightly offset by an increase in vendor support.

Our effective income tax rate for the three months ended June 30, 2011 decreased to 17.2% from 39.4% in the comparable prior year period. The pretax loss incurred during the current quarter resulted in the recognition of an income tax benefit, which was partially offset by a charge to write off deferred tax assets associated with a reduction in the Company’s state income tax rate. This reduction in the state rate is the result of a scheduled reduction in Indiana’s corporate income tax rate beginning July 1, 2012.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
Net cash used in operating activities	$(36,585)	$(74,561)
Net cash used in investing activities	(28,990)	(22,355)
Net cash (used in) provided by financing activities	(5,309)	9,464

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

We plan to open between 35 and 40 new stores in addition to one regional distribution center and one local distribution center during fiscal 2012, of which 7 stores and one local distribution center had been opened as of June 30, 2011. During fiscal 2012, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect net capital expenditures, including tenant allowances from landlords, for fiscal 2012 store openings and relocations to range between $75 million and $80 million. Capital expenditures for fiscal 2012 will be funded through cash and cash equivalents, borrowings under our revolving credit facility and tenant allowances from landlords.

Cash Used in Operating Activities. Cash used in operating activities primarily consists of net (loss) income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash used in operating activities was $36.6 million and $74.6 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in cash used in operating activities is primarily due to the change in excess tax benefits from stock-based compensation and the net change in our other current operating assets and liabilities, offset by the change in income tax receivable. The change in cash flows related to excess tax benefits from stock-based compensation was the result of stock option exercises. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.

Cash Used In Investing Activities. Cash used in investing activities was $29.0 million and $22.4 million for the three months ended June 30, 2011 and 2010, respectively. The increase in cash used in investing activities is due to the difference in timing of purchases of property and equipment associated with the opening of new stores. In the first quarter of fiscal 2012, we opened 7 new stores but also had construction in progress on new stores to be opened in our fiscal second quarter. In the first quarter of fiscal 2011, we opened 26 new stores, however we incurred a portion of their construction costs in the fourth quarter of fiscal 2010.

Cash (Used In) Provided by Financing Activities. Cash (used in) provided by financing activities was $(5.3) million for the three months ended June 30, 2011 compared to $9.5 million for the three months ended June 30, 2010. The decrease is primarily due to the $22.1 million in repurchases of treasury stock in fiscal 2012 and a decrease in excess tax benefits from stock-based compensation. The decreases were partially offset by an increase in cash as a result of a net increase in bank overdrafts, due to a difference in timing, and net borrowings on our line of credit.

Revolving Credit Facility. On March 29, 2011, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $125 million to $300 million, subject to borrowing base availability, and extended the term of the facility to March 29, 2016.

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

The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Amended Facility at June 30, 2011.

As of June 30, 2011, Gregg Appliances had $5.9 million in borrowings outstanding under the Amended Facility and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of June 30, 2011, the total borrowing availability under the Amended Facility was $170.5 million. The interest rate based on the bank’s prime rate as of June 30, 2011 was 4.5%.

As of March 31, 2011, Gregg Appliances had no borrowings outstanding under the Amended Facility and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of March 31, 2011, the total borrowing availability under the Amended Facility was $127.1 million. The interest rate based on the bank’s prime rate as of March 31, 2011 was 4.5%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, should provide sufficient funds to finance our operations for at the foreseeable future. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Contractual Obligations

We entered into lease commitments totaling approximately $15.5 million over their respective lease terms during the three months ended June 30, 2011. There have been no other significant changes in our contractual obligations since the end of fiscal 2011. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2011 in our latest Annual Report on Form 10-K filed with the SEC on May 26, 2011 for additional information regarding our contractual obligations.

Forward-Looking Statements

Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 26, 2011 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 26, 2011. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

As of June 30, 2011, our debt was comprised of our Amended Facility.

Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of June 30, 2011, we had $5.9 million outstanding on our Amended Facility. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.1 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 26, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended June 30, 2011 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011 to April 30, 2011	—	—	—
May 1, 2011 to May 31, 2011	296,800	15.08	296,800	45,524
June 1, 2011 to June 30, 2011	1,211,440	14.56	1,211,440	27,888

Total	1,508,240	14.66	1,508,240	27,888

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our share repurchase program, which authorized the repurchase of up to $50 million of our common stock. Our share repurchase program was authorized by our Board of Directors on May 19, 2011. This share repurchase program will expire on May 19, 2012.

ITEM 6.	Exhibits

10.30	Form of hhgregg, Inc. 2007 Equity Incentive Plan Restricted Stock Unit Award.

10.31	Form of hhgregg, Inc. 2007 Equity Incentive Plan Performance-Based Restricted Stock Unit Award.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from hhgregg, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, (2) Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (3) Consolidated Statements of Stockholders’ Equity for the Three Months Ended June 30, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ JEREMY J. AGUILAR
Jeremy J. Aguilar
Principal Financial Officer

Dated: August 4, 2011