Form 10-Q
period 2011-09-30
hhgregg, Inc.
filed 2011-11-02
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of October 26, 2011 was 37,042,950.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended September 30, 2011

Part I.          Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands, except share and per share data)
Net sales	$618,603	$480,926	$1,050,058	$916,901
Cost of goods sold	441,924	336,594	743,065	640,181

Gross profit	176,679	144,332	306,993	276,720
Selling, general and administrative expenses	127,676	106,201	230,920	207,048
Net advertising expense	30,466	23,897	50,661	43,857
Depreciation and amortization expense	8,184	6,514	15,471	12,393

Income from operations	10,353	7,720	9,941	13,422
Other expense (income):
Interest expense	571	1,240	1,083	2,451
Interest income	—	(9)	(4)	(15)

Total other expense	571	1,231	1,079	2,436

Income before income taxes	9,782	6,489	8,862	10,986
Income tax expense	3,756	2,552	3,597	4,325

Net income	$6,026	$3,937	$5,265	$6,661

Net income per share
Basic	$0.16	$0.10	$0.14	$0.17
Diluted	$0.16	$0.10	$0.13	$0.17
Weighted average shares outstanding-basic	37,860,450	39,431,742	38,676,500	39,141,522
Weighted average shares outstanding-diluted	38,097,564	40,311,113	39,021,215	40,325,925

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	March 31, 2011
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,113	$72,794
Accounts receivable—trade, less allowances of $51 and $134, respectively	12,422	8,931
Accounts receivable—other	31,892	19,806
Merchandise inventories, net	345,954	212,008
Prepaid expenses and other current assets	4,948	11,062
Income tax receivable	11,566	—
Deferred income taxes	7,457	5,606

Total current assets	416,352	330,207

Net property and equipment	201,982	162,781
Deferred financing costs, net	2,988	3,232
Deferred income taxes	36,829	52,385
Other assets	1,242	1,040

Total long-term assets	243,041	219,438

Total assets	$659,393	$549,645

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,454	$94,363
Line of credit	33,900	—
Customer deposits	36,310	21,791
Accrued liabilities	54,107	49,191

Total current liabilities	284,771	165,345

Long-term liabilities:
Other long-term liabilities	84,424	67,714

Total long-term liabilities	84,424	67,714

Total liabilities	369,195	233,059

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 39,755,739 and 39,724,737 shares issued; and 37,041,450 and 39,724,737 outstanding as of September 30, 2011 and March 31, 2011, respectively	4	4
Additional paid-in capital	272,062	268,715
Retained earnings	53,173	47,908
Common stock held in treasury at cost, 2,714,289 and 0 shares as of September 30, 2011 and March 31, 2011, respectively	(35,000)	—

	290,239	316,627
Note receivable for common stock	(41)	(41)

Total stockholders’ equity	290,198	316,586

Total liabilities and stockholders’ equity	$659,393	$549,645

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$5,265	$6,661
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,471	12,393
Amortization of deferred financing costs	332	602
Stock-based compensation	3,100	2,627
Excess tax benefits from stock-based compensation	(21)	(13,338)
Gain on sales of property and equipment	(131)	(201)
Deferred income taxes	13,705	6,047
Tenant allowances received from landlords	10,059	9,343
Changes in operating assets and liabilities:
Accounts receivable—trade	(3,491)	(1,527)
Accounts receivable—other	(12,086)	(3,383)
Merchandise inventories	(133,946)	(68,634)
Income tax receivable	(11,566)	(3,654)
Prepaid expenses and other assets	5,912	(1,781)
Accounts payable	49,119	(16,678)
Customer deposits	14,519	3,557
Accrued liabilities	4,899	5,443
Other long-term liabilities	6,780	3,092

Net cash used in operating activities	(32,080)	(59,431)

Cash flows from investing activities:
Purchases of property and equipment	(55,793)	(39,364)
Proceeds from sales of property and equipment	4	74

Net cash used in investing activities	(55,789)	(39,290)

Cash flows from financing activities:
Purchases of treasury stock	(35,000)	—
Proceeds from exercise of stock options	264	3,180
Excess tax benefits from stock-based compensation	21	13,338
Net settlement of shares—payment of witholding tax	—	(11,122)
Net increase (decrease) in bank overdrafts	18,091	(4,650)
Net borrowings on line of credit	33,900	—
Payments on notes payable	—	(454)
Payment of financing costs	(88)	—
Other, net	—	43

Net cash provided by financing activities	17,188	335

Net decrease in cash and cash equivalents	(70,681)	(98,386)
Cash and cash equivalents
Beginning of period	72,794	157,837

End of period	$2,113	$59,451

Supplemental disclosure of cash flow information:
Interest paid	$88	$1,815
Income taxes paid	$3,375	$1,571
Capital expenditures included in accounts payable	$5,462	$2,958

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended September 30, 2011

(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2011	39,724,737	$—	$4	$268,715	$47,908	$(41)	$—	$316,586
Net income					5,265			5,265
Exercise of stock options	31,002	—	—	264	—	—	—	264
Tax benefit deficiencies from stock-based compensation	—	—	—	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	—	3,100	—	—	—	3,100
Repurchase of common stock	(2,714,289)	—	—	—	—	—	(35,000)	(35,000)

Balance at September 30, 2011	37,041,450	$—	$4	$272,062	$53,173	$(41)	$(35,000)	$290,198

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of consumer electronics, home appliances and related services operating under the name hhgreggTM. As of September 30, 2011, the Company had 204 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

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

Cash Flow Hedges

During October 2009, the Company entered into an interest-rate related derivative instrument to manage its exposure on $75 million of its senior secured term loan B (the “Term B Facility”), with an expiration date of October 2011. This interest rate swap agreement was terminated on March 29, 2011 in connection with the repayment of the Term B Facility. There were no derivative instruments outstanding during the six months ended September 30, 2011.

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

For the three and six months ended September 30, 2010, the hedge was considered effective and $0.4 million and $0.7 million, respectively, were recorded into interest expense for recognized losses on the cash flow hedge. There were no cash flow hedges discontinued prior to their original maturity date in the six months ended September 30, 2010.

(4)	Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and March 31, 2011 (in thousands):

	September 30, 2011	March 31, 2011
Machinery and equipment	$22,345	$19,047
Office furniture and equipment	138,029	119,639
Vehicles	3,090	3,125
Signs	15,335	13,427
Leasehold improvements	137,731	100,457
Construction in progress	11,845	18,140

	328,375	273,835
Less accumulated depreciation and amortization	(126,393)	(111,054)

Net property and equipment	$201,982	$162,781

(5)	Net Income per Share

Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table presents net income per basic and diluted share for the three and six months ended September 30, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (A)	$6,026	$3,937	$5,265	$6,661
Weighted average outstanding shares of common stock (B)	37,860,450	39,431,742	38,676,500	39,141,522
Dilutive effect of employee stock options	237,114	879,371	344,715	1,184,403

Common stock and potential dilutive common shares (C)	38,097,564	40,311,113	39,021,215	40,325,925
Net income per share:
Basic (A/B)	$0.16	$0.10	$0.14	$0.17
Diluted (A/C)	$0.16	$0.10	$0.13	$0.17

Antidilutive shares not included in the net income per diluted share calculation for the three months ended September 30, 2011 and 2010 were 3,209,134 and 869,500, respectively. Antidilutive shares not included in the net income per diluted share calculation for the six months ended September 30, 2011 and 2010 were 2,753,867 and 792,500, respectively.

(6)	Inventories

Net merchandise inventories consisted of the following at September 30, 2011 and March 31, 2011 (in thousands):

	September 30, 2011	March 31, 2011
Video	$146,711	$78,578
Appliances	103,428	77,369
Home Office	38,111	14,844
Other	57,704	41,217

	$345,954	$212,008

(7)	Debt

A summary of debt at September 30, 2011 and March 31, 2011 is as follows (in thousands):

	September 30, 2011	March 31, 2011
Revolving Credit Facility	$33,900	$—

On March 29, 2011, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $125 million to $300 million, subject to borrowing base availability, and extended the term of the facility to March 29, 2016. In connection with the Amended Facility, the Company recorded a pre-tax loss related to the early extinguishment of debt of $0.3 million during the fourth quarter of fiscal 2011, which was primarily due to the write off of capitalized debt issuance costs.

Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.

Pursuant to the Amended Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. The Amended Facility required payment to the lenders of a commitment fee of approximately $1.1 million during the fourth quarter of fiscal 2011.

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

Pursuant to the Amended Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.

The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Amended Facility at September 30, 2011.

As of September 30, 2011 under the Amended Facility, Gregg Appliances had $33.9 million of cash borrowings outstanding and $4.8 million of letters of credit outstanding which expire through December 31, 2011. As of September 30, 2011, the total borrowing availability under the Amended Facility was $171.3 million. The interest rate based on the bank’s prime rate as of September 30, 2011 was 4.5%.

As of March 31, 2011 under the Amended Facility, Gregg Appliances had no borrowings outstanding and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of March 31, 2011, the total borrowing availability under the Amended Facility was $127.1 million. The interest rate based on the bank’s prime rate as of March 31, 2011 was 4.5%.

(8)	Stock-based Compensation

Stock Options. The following table summarizes the activity under the Company’s Stock Option Plans for the six months ended September 30, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2011	3,393,068	$15.20
Granted	666,400	14.00
Exercised	(31,002)	8.53
Canceled	(16,164)	19.87
Expired	(3,667)	16.71

Outstanding at September 30, 2011	4,008,635	$15.04

During the six months ended September 30, 2011, the Company granted options for 666,400 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $6.14 during the six months ended September 30, 2011, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.78%	-1.62%
Dividend yield		—
Expected volatility		52.2%
Expected life of the options (years)		4.5
Forfeitures		3.00%

Time Vested Restricted Stock Units. During the six months ended September 30, 2011, the Company granted 79,900 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the holder terminates for any reason other than death or total permanent disability or certain other circumstances as described in the agreement. Upon death or disability, the holder is entitled to receive a fractional portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the close of market on the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the six months ended September 30, 2011 was $14.20.

Performance-Based Restricted Stock Units. The Company awarded performance-based RSUs to certain officers of the Company during the six months ended September 30, 2011. Under these awards, a number of performance-based RSUs will be granted to each participant based upon the attainment of the applicable bonus targets as approved by the Company’s Compensation Committee. Performance-based RSUs are earned shortly after the end of the performance measurement period and vest three years after grant date. If a participant is not employed by the Company on the date the performance-based RSUs vest, the performance-based RSUs are forfeited, except in the case of death or total permanent disability or certain other circumstances as described in the agreement. Upon death or disability, the holder is entitled to receive a fractional portion of the award based upon the period of time lapsed between the date of grant of the performance-based RSU and the termination of employment if the applicable performance target was achieved. Additionally, to the extent performance conditions are not met, performance-based RSUs are forfeited.

During the six months ended September 30, 2011, the Company granted 73,080 performance-based RSUs. The fair value of performance-based RSUs is based on the Company’s stock price at the close of market on the date of grant and the expense recorded is based on the probability that the established bonus targets will be achieved. The weighted average grant date fair value for the performance-based RSUs outstanding for the six months ended September 30, 2011 was $14.20.

(9)	Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. In addition to net income, comprehensive income for the three and six months ended September 30, 2010 included the changes in fair value of the Company’s interest rate swap, net of tax. Comprehensive income for the three and six months ended September 30, 2011 and 2010 is calculated as follows:

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income, as reported	$6,026	3,937	5,265	6,661
Reclassification adjustment for loss reclassified into interest expense, net of tax	—	218	—	436
Unrealized gain on hedge arrangements, net of tax	—	(189)	—	(373)

Comprehensive income	$6,026	$3,966	5,265	6,724

(10)	Stockholders’ Equity

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

On May 19, 2011, the Company’s Board of Directors authorized a share repurchase program allowing it to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 19, 2012. During the six months ended September 30, 2011, the Company repurchased 2,714,289 shares of its common stock at an aggregate cost of $35.0 million, or an average price of $12.89 per share. As of September 30, 2011, the Company had $15.0 million remaining under the $50 million share repurchase program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheet.

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

Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2011, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 26, 2011, and other information that we have made available to the public.

Overview

hhgregg, Inc. is a specialty retailer of consumer electronics, home appliances, and related services operating under the name hhgreggTM. As of September 30, 2011, we operated 204 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Unless otherwise indicated, “hhgregg” refers solely to hhgregg, Inc., “Gregg Appliances” refers solely to Gregg Appliances, Inc. and “we,” “us” and “our” refers to hhgregg, Inc. and its subsidiaries, including Gregg Appliances. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2012 fiscal year is the 12 month period ending on March 31, 2012.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance sales comprised 82% of our net sales mix for the three and six months ended September 30, 2011, and 83% of our net sales mix for the three and six months ended September 30, 2010.

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

For fiscal 2012, we have implemented several initiatives designed to better position our business to drive additional traffic and increase sales in our comparable store base. The first initiative is to grow our appliance market share. We restructured our in-store management team to include an appliance sales manager and a dedicated consumer electronics manager in lieu of a sales manager and an operations manager. The appliance manager will focus on the appliance and bedding categories, increasing management focus and ensuring a superior customer purchase experience. We expect to increase our marketing efforts in the appliance category by having more appliance specific marketing messaging. Additionally, we will begin offering “white glove” installation services, which will enhance our delivery and installation capabilities, and we will shift more appliance inventory from central warehouse facilities to store locations to accommodate our customers’ needs in the appliance product category.

Our second initiative is the development of our home office category. This category previously included computers and tablets, and was expanded to include mobile phones in the second quarter of fiscal 2012. This development of our mobile phone business will include the integration of all of the Verizon Cellular Connection kiosks located within each of our stores into our internal operations. The transition took place on August 28, 2011. In addition to mobile phones, we will expand our assortment of computers, tablets, peripherals and computer service offerings.

Our next initiative for fiscal 2012 is the launch of our redesigned website. During fiscal 2012 we launched our new website which offers an updated look and feel, in addition to significant customer friendly functionality. These changes include options to buy our products online and pick up in store and the ability to ship products bought online directly to consumers from store locations. Our new website design is also expected to provide an enhanced purchase experience for our online customers, allowing them to interact directly with sales associates in our stores.

We also launched a new advertising campaign, “We Help,” which focuses on our commitment to educating consumers and helping them complete their purchase experience with the right product at a great price. This campaign seeks to increase brand awareness among consumers and set hhgregg apart from our competitors.

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

During the past twelve months, we opened a net total of 35 new stores, all of which were opened in new markets, including Chicago, Illinois; Miami, Florida and Pittsburgh, Pennsylvania. During this same period, we also opened an eleventh local distribution center in Pembroke Park, Florida and a fifth regional distribution center in Aurora, Illinois to support our growth plans. We opened 31 stores during the first half of fiscal 2012, and we remain on track to open 35 new stores in fiscal 2012.

We expect to open between 20 and 25 new stores during fiscal 2013. The growth will be predominantly surrounding our new regional distribution center that was opened in Aurora, Illinois. New markets for fiscal 2013 are expected to include St. Louis, Missouri, Milwaukee, Wisconsin and other locations in Illinois.

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

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been price compression in flat panel televisions for equivalent screen sizes over the past few years. According to the NPD Group, the prices of flat panel televisions in the industry have fallen more than 40% since January 2008. As with similar product life cycles for console televisions, DVD players and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin televisions that feature 3-D and IPTV technology, with an increased focus on selection and larger screen sizes. We have also responded by adding an increased selection of computers and tablets to our product assortment, and placing a focus on the development of our home office category. However, lower than expected demand and pricing pressures could result in price points for higher featured items declining more quickly, and to a greater extent, than we have historically experienced. In addition to declining average selling prices, promotional activity within the consumer electronics industry could result in a reduction in the gross profit margin rate for these product categories.

Retail appliance sales are highly correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales traffic is also negatively impacted. The appliance industry has benefited greatly from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they provide the consumer with significant annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
(unaudited)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$618,603	$480,926	$1,050,058	$916,901
Net sales % increase	28.6%	44.8%	14.5%	48.7%
Comparable store sales % increase (decrease) (1)	1.5%	(1.5)%	(5.0)%	2.2%
Gross profit as a % of net sales	28.6%	30.0%	29.2%	30.2%
SG&A as a % of net sales	20.6%	22.1%	22.0%	22.6%
Net advertising expense as a % of net sales	4.9%	5.0%	4.8%	4.8%
Depreciation and amortization expense as a % of net sales	1.3%	1.4%	1.5%	1.4%
Income from operations as a % of net sales	1.7%	1.6%	0.9%	1.5%
Net interest expense as a % of net sales	0.1%	0.3%	0.1%	0.3%
Net income	$6,026	$3,937	$5,265	$6,661
Net income per diluted share	$0.16	$0.10	$0.13	$0.17
Weighted average shares outstanding-diluted	38,097,564	40,311,113	39,021,215	40,325,925
Number of stores open at the end of period	204	169

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $6.0 million for the three month period ended September 30, 2011, or $0.16 per diluted share, compared with net income of $3.9 million, or $0.10 per diluted share, for the comparable prior year period. For the six month period ended September 30, 2011, net income was $5.3 million, or $0.13 per diluted share, compared with net income of $6.7 million, or $0.17 per diluted share for the comparable prior year period. The increase in net income for the three month period ended September 30, 2011 was the result of an increase in net sales due to the net addition of 35 stores during the past 12 months, a comparable store sales increase of 1.5% and a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross profit margin. The decrease in net income for the six month period ended September 30, 2011 was the result of a comparable store sales decrease of 5.0% and a decrease in gross profit margin, partially offset by an increase in net sales due to the net addition of 35 stores during the past 12 months and a decrease in SG&A as a percentage of net sales.

Net sales for the three and six months ended September 30, 2011 increased 28.6% and 14.5%, respectively, to $618.6 million and $1.1 billion, respectively, compared to the comparable prior year periods. The increase in net sales for the three months ended September 30, 2011 was attributable to the net addition of 35 stores during the past 12 months and a comparable store sales increase of 1.5%. The increase in net sales for the six months ended September 30, 2011 was attributable to the net addition of 35 stores during the past 12 months, partially offset by a comparable store sales decrease of 5.0%.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2011 and 2010 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Video	42%	44%	40%	42%	(4.0)%	1.6%	(11.1)%	2.0%
Appliances	40%	39%	42%	41%	7.0%	(3.9)%	(2.3)%	5.5%
Home Office (1)	8%	6%	7%	5%	23.9%	27.3%	34.0%	11.6%
Other (2)	10%	11%	11%	12%	(8.7)%	(12.7)%	(9.4)%	(10.9)%

Total	100%	100%	100%	100%	1.5%	(1.5)%	(5.0)%	2.2%

(1)	Primarily consists of computers, mobile phones and tablets.
(2)	Primarily consists of audio, furniture and accessories, mattresses and personal electronics.

During the three month period ended September 30, 2011, comparable store sales returned to positive growth. The increase in comparable store sales was driven by increases in the appliance and home office categories, partially offset by declines in the video and other categories. The appliance category saw both increased demand as well as an increase in average selling prices driven largely by our initiatives to capture increased market share and outpace the marketplace in comparable store sales growth. The home office category was led by increased demand in notebooks and the offering of tablets. The video category comparable store sales decline was driven by a double digit decrease in average selling prices offset by increased unit demand. The decrease in comparable store sales for the other category was primarily a result of double digit comparable store sales decreases in camcorders and small electronics, partially offset by strong double digit growth in the mattress category.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 145 basis points for the three months ended September 30, 2011 to 28.6% from 30.0% for the comparable prior year period. The decrease was largely due to gross profit margin pressure in the video category, which was primarily the result of our increased promotional activity during the period. Management expects the negative gross margin rate impact to continue through the end of the fiscal year in the video category. The home office category, which carries a gross profit margin lower than our company average, increased as an overall percentage of our net sales mix. This increase as a percentage of net sales mix resulted in a decrease in our gross profit margin percentage. Increased expense due to sales promotional activity during the quarter also drove modest declines in gross profit margin across other major product categories.

SG&A expense, as a percentage of net sales, decreased approximately 144 basis points for the three month period ended September 30, 2011 compared to the prior year period. The decrease in SG&A as a percentage of net sales was largely a result of sales leverage on occupancy cost and wage expense due to the comparable store sales increase and strong grand opening performance from the new store openings during the quarter.

Net advertising expense, as a percentage of net sales, decreased approximately four basis points during the three months ended September 30, 2011 compared to the prior year period. The decrease as a percentage of net sales was driven largely by the sales leverage of our comparable store sales increase.

Our effective income tax rate for the three months ended September 30, 2011 decreased to 38.4% from 39.3% in the comparable prior year period. The decrease in the effective income tax rate is primarily the result of federal income tax credits recognized under the Hiring Incentives to Restore Employment Act of 2010.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 94 basis points for the six month period ended September 30, 2011 to 29.2% from 30.2% for the comparable prior year period. The decrease was largely due to gross profit margin pressure in the video category, which was primarily the result of our increased promotional activity during the period. Management expects the negative gross margin rate impact to continue through the end of the fiscal year in the video category. The home office category, which carries a gross profit margin lower than our company average, increased as an overall percentage of our net sales mix. This increase as a percentage of net sales mix resulted in a decrease in our gross profit margin percentage. Increased expense due to sales promotional activity during the period also drove modest declines in gross profit margin across other major product categories.

SG&A expense, as a percentage of net sales, decreased approximately 59 basis points for the six month period ended September 30, 2011, compared to the prior year period. The decrease in SG&A as a percentage of net sales was largely a result of sales leverage on occupancy cost and wage expense due to the comparable store sales increase and strong grand opening performance from the new store openings during the period.

Net advertising expense, as a percentage of net sales, increased approximately four basis points during the six months ended September 30, 2011, compared to the prior year period. The increase as a percentage of net sales was driven largely by the sales deleverage of our comparable store sales decrease.

Our effective income tax rate for the six months ended September 30, 2011 increased to 40.6% from 39.4% in the comparable prior year period. The increase in the effective income tax rate for the six month period is primarily the result of a charge in our first fiscal quarter to write off deferred tax assets associated with a reduction in our state deferred income tax rate. This reduction in the state deferred income tax rate is the result of a scheduled reduction in Indiana’s corporate income tax rate beginning July 1, 2012. This increase was offset by federal income tax credits recognized under the Hiring Incentives to Restore Employment Act of 2010.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2011	September 30, 2010
Net cash used in operating activities	$(32,080)	$(59,431)
Net cash used in investing activities	(55,789)	(39,290)
Net cash provided by financing activities	17,188	335

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

We plan to open 35 new stores in addition to one regional distribution center and one local distribution center during fiscal 2012, of which 31 stores, the regional distribution center and the local distribution center had been opened as of September 30, 2011. During fiscal 2012, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures for fiscal 2012 store openings and relocations to range between $65 million and $70 million. Capital expenditures for fiscal 2012 will be funded through cash and cash equivalents, borrowings under our revolving credit facility and tenant allowances from landlords.

Cash Used in Operating Activities. Cash used in operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash used in operating activities was $32.1 million and $59.4 million for the six months ended September 30, 2011 and 2010, respectively. The decrease in cash used in operating activities is primarily due the change in excess tax benefits from stock-based compensation, our net investment in merchandise inventories (merchandise inventories less accounts payable) and the net change in our other current operating assets and liabilities, offset by the change in income tax receivable. The change in cash flows related to excess tax benefits from stock-based compensation was the result of stock option exercises. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.

Cash Used In Investing Activities. Cash used in investing activities was $55.8 million and $39.3 million for the six months ended September 30, 2011 and 2010, respectively. The increase in cash used in investing activities is due to the difference in timing of purchases of property and equipment associated with the opening of new stores. In the six months ended September 30, 2011, we opened 31 new stores, and incurred the related costs during the same time period. In the six months ended September 20, 2010, we opened 38 new stores, however we incurred a portion of their construction costs in the quarter ended March 31, 2010.

Cash Provided by Financing Activities. Cash provided by financing activities was $17.2 million for the six months ended September 30, 2011 compared to $0.3 million for the six months ended September 30, 2010. The increase is primarily due to net borrowings on our line of credit, a net increase in bank overdrafts and prior year payments of withholding tax as a result of the net settlement of options which was not repeated in fiscal 2012. These increases were offset by $35.0 million in repurchases of treasury stock in the first six months of fiscal 2012 and a decrease in excess tax benefits from stock-based compensation.

Revolving Credit Facility. On March 29, 2011, Gregg Appliances entered into an Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $125 million to $300 million, subject to borrowing base availability, and extended the term of the facility to March 29, 2016.

Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.

Pursuant to the Amended Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria. The Amended Facility required payment to the lenders of a commitment fee of approximately $1.1 million during the fourth quarter of fiscal 2011.

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

Pursuant to the Amended Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.

The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Amended Facility at September 30, 2011.

As of September 30, 2011, Gregg Appliances had $33.9 million in borrowings outstanding under the Amended Facility and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of September 30, 2011, the total borrowing availability under the Amended Facility was $171.3 million. The interest rate based on the bank’s prime rate as of September 30, 2011 was 4.5%.

As of March 31, 2011, Gregg Appliances had no borrowings outstanding under the Amended Facility and $4.8 million of letters of credit outstanding, which expire through December 31, 2011. As of March 31, 2011, the total borrowing availability under the Amended Facility was $127.1 million. The interest rate based on the bank’s prime rate as of March 31, 2011 was 4.5%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, should provide sufficient funds to finance our operations for the foreseeable future. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Contractual Obligations

We entered into lease commitments totaling approximately $26.9 million over their respective lease terms during the six months ended September 30, 2011. There have been no other significant changes in our contractual obligations since the end of fiscal 2011. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2011 in our latest Annual Report on Form 10-K filed with the SEC on May 26, 2011 for additional information regarding our contractual obligations.

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

Interest Rate Risk

As of September 30, 2011, our debt was comprised of our Amended Facility.

Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of September 30, 2011, we had $33.9 million outstanding on our Amended Facility. A hypothetical 100 basis point increase in the bank’s prime rate would decrease our annual pre-tax income by approximately $0.3 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the information with respect to repurchases of our common stock for the three months ended September 30, 2011 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2001 to July 31, 2011	—	—	—	27,888
August 1, 2011 to August 31, 2011	960,604	10.67	960,604	17,635
September 1, 2011 to September 30, 2011	245,445	10.74	245,445	15,000

Total	1,206,049	10.69	1,206,049	15,000

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our share repurchase program, which authorized the repurchase of up to $50 million of our common stock. Our share repurchase program was authorized by our Board of Directors on May 19, 2011. This share repurchase program will expire on May 19, 2012.

ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from hhgregg, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Statements of Income for the Three and Six months ended September 30, 2011 and 2010, (2) Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (3) Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended September 30, 2011, (4) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar
Principal Financial Officer

Dated: November 2, 2011