Form 10-Q
period 2012-06-30
hhgregg, Inc.
filed 2012-08-02
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of July 26, 2012 was 35,789,382.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended June 30, 2012

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands, except share and per share data)
Net sales	$489,856	$431,455
Cost of goods sold	343,197	301,141

Gross profit	146,659	130,314
Selling, general and administrative expenses	118,773	103,244
Net advertising expense	27,616	20,195
Depreciation and amortization expense	9,414	7,287

Loss from operations	(9,144)	(412)
Other (income) expense:
Interest expense	478	512
Interest income	(2)	(4)

Total other expense	476	508

Loss before income taxes	(9,620)	(920)
Income tax benefit	(3,920)	(159)

Net loss	$(5,700)	$(761)

Net loss per share
Basic	$(0.16)	$(0.02)
Diluted	$(0.16)	$(0.02)
Weighted average shares outstanding-basic	36,138,688	39,501,518
Weighted average shares outstanding-diluted	36,138,688	39,501,518

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	March 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,289	$59,244
Accounts receivable—trade, less allowances of $27 and $25, respectively	28,603	19,467
Accounts receivable—other	23,067	18,630
Merchandise inventories, net	326,892	282,409
Prepaid expenses and other current assets	5,707	5,562
Income tax receivable	7,743	—
Deferred income taxes	9,775	9,639

Total current assets	406,076	394,951

Net property and equipment	214,150	204,273
Deferred financing costs, net	2,490	2,656
Deferred income taxes	38,093	38,970
Other assets	1,059	1,934

Total long-term assets	255,792	247,833

Total assets	$661,868	$642,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,859	$122,596
Customer deposits	36,239	28,993
Accrued liabilities	$46,339	$43,735
Income tax payable	—	4,358

Total current liabilities	227,437	199,682

Long-term liabilities:
Deferred rent	73,520	71,304
Other long-term liabilities	12,241	12,278

Total long-term liabilities	85,761	83,582

Total liabilities	313,198	283,264

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 40,559,245 and 40,066,005 shares issued; and 35,768,882 and 36,351,716 outstanding as of June 30, 2012 and March 31, 2012, respectively	4	4
Additional paid-in capital	283,891	277,846
Retained earnings	123,581	129,281
Common stock held in treasury at cost, 4,790,363 and 3,714,289 shares as of June 30, 2012 and March 31, 2012, respectively	(58,765)	(47,570)

	348,711	359,561
Note receivable for common stock	(41)	(41)

Total stockholders’ equity	348,670	359,520

Total liabilities and stockholders’ equity	$661,868	$642,784

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,700)	$(761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,414	7,287
Amortization of deferred financing costs	166	166
Stock-based compensation	1,694	1,623
Excess tax benefits from stock-based compensation	(546)	(13)
Gain on sales of property and equipment	(76)	(64)
Deferred income taxes	741	5,177
Tenant allowances received from landlords	1,984	6,120
Changes in operating assets and liabilities:
Accounts receivable—trade	(9,136)	(4,219)
Accounts receivable—other	(2,801)	(1,400)
Merchandise inventories	(44,483)	(79,592)
Income tax receivable	(12,101)	(8,355)
Prepaid expenses and other assets	730	5,311
Accounts payable	2,235	30,232
Customer deposits	7,246	6,178
Accrued liabilities	3,150	(3,948)
Deferred rent	(1,404)	(54)
Other long-term liabilities	30	(273)

Net cash used in operating activities	(48,857)	(36,585)

Cash flows from investing activities:
Purchases of property and equipment	(15,221)	(28,991)
Proceeds from sales of property and equipment	17	1

Net cash used in investing activities	(15,204)	(28,990)

Cash flows from financing activities:
Purchases of treasury stock	(11,195)	(22,112)
Proceeds from exercise of stock options	3,805	221
Excess tax benefits from stock-based compensation	546	13
Net increase in bank overdrafts	4,824	10,807
Net borrowings on line of credit	—	5,850
Net borrowings on inventory financing facility	11,126	—
Payment of financing costs	—	(88)

Net cash provided by (used in) financing activities	9,106	(5,309)

Net decrease in cash and cash equivalents	(54,955)	(70,884)
Cash and cash equivalents
Beginning of period	59,244	72,794

End of period	$4,289	$1,910

Supplemental disclosure of cash flow information:
Interest paid	$29	$21
Income taxes paid	$6,894	$3,045
Capital expenditures included in accounts payable	$5,294	$2,994

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended June 30, 2012

(dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2012	36,351,716	$—	$4	$277,846	$129,281	$(41)	$(47,570)	$359,520

Net loss					(5,700)			$(5,700)
Exercise of stock options and vesting of RSUs	493,240	—	—	3,805	—	—	—	3,805
Stock compensation expense		—	—	1,694	—	—	—	1,694
Excess tax benefits from stock-based compensation		—	—	546	—	—	—	546
Repurchase of common stock	(1,076,074)	—	—	—	—	—	(11,195)	(11,195)

Balance at June 30, 2012	35,768,882	$—	$4	$283,891	$123,581	$(41)	$(58,765)	$348,670

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of home appliances, televisions, computers, consumer electronics, mattresses and related services operating under the name hhgreggTM. As of June 30, 2012, the Company had 210 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg and the notes thereto for the fiscal year ended March 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 23, 2012.

The Company included amounts due to a third party financing partner for use under an inventory financing facility, entered into during the first quarter of fiscal 2013, within accounts payable in the condensed consolidated balance sheet. The amounts due under the facility are not collateralized by the inventory purchased. Borrowings and payments on the inventory financing facility are classified as financing activities in the condensed consolidated statements of cash flows.

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

New Accounting Standards

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we adopted the new guidance for the quarter ended June 30, 2012; however, there is no impact to the financial statements presented as the Company has no other comprehensive income items.

(2)	Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments.

(3)	Property and Equipment

Property and equipment consisted of the following at June 30, 2012 and March 31, 2012 (in thousands):

	June 30, 2012	March 31, 2012
Machinery and equipment	23,461	23,340
Office furniture and equipment	154,077	146,924
Vehicles	2,296	2,286
Signs	17,277	16,969
Leasehold improvements	152,131	146,983
Construction in progress	17,339	11,429

	366,581	347,931
Less accumulated depreciation and amortization	(152,431)	(143,658)

Net property and equipment	$214,150	$204,273

(4)	Net Loss per Share

Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. As the Company incurred a net loss for the three months ended June 30, 2012 and 2011 the weighted average common shares outstanding used in the determination of basic loss per common share is used for the dilutive loss per common share as well. The following table presents net loss per basic and diluted share for the three months ended June 30, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2012	June 30, 2011
Net loss (A)	$(5,700)	$(761)
Weighted average outstanding shares of common stock (B)	36,138,688	39,501,518
Dilutive effect of employee stock options and restricted stock units	—	—

Common stock and potential dilutive common shares (C)	36,138,688	39,501,518
Net loss per share:
Basic (A/B)	$(0.16)	$(0.02)
Diluted (A/C)	$(0.16)	$(0.02)

Antidilutive shares not included in the net loss per diluted share calculation for the three months ended June 30, 2012 and 2011 were 3,853,581 and 4,054,534, respectively.

(5)	Inventories

Net merchandise inventories consisted of the following at June 30, 2012 and March 31, 2012 (in thousands):

	June 30, 2012	March 31, 2012
Video	$123,764	$102,703
Appliances	120,141	88,191
Computing and mobile phones	34,645	41,615
Other	48,342	49,900

	$326,892	$282,409

(6)	Debt

A summary of debt at June 30, 2012 and March 31, 2012 is as follows (in thousands):

	June 30, 2012	March 31, 2012
Revolving Credit Facility	$—	$—

The capacity for borrowings under the Company’s Revolving Credit Facility is $300 million, subject to borrowing base availability. The facility expires on March 29, 2016.

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

Pursuant to the Revolving Credit Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria.

Under the Revolving Credit Facility, Gregg Appliances is not required to comply with any financial maintenance covenant unless “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $15.0 million until September 30, 2012 and $20.0 million thereafter, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.

Pursuant to the Revolving Credit Facility, if Gregg Appliances has “excess availability” (i) less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Revolving Credit Facility, become subject to cash dominion control.

The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at June 30, 2012.

As of June 30, 2012 under the Revolving Credit Facility, Gregg Appliances had no cash borrowings outstanding and $5.2 million of letters of credit outstanding which expire through December 31, 2012. As of June 30, 2012, the total borrowing availability under the Revolving Credit Facility was $206.9 million. The interest rate based on the bank’s prime rate as of June 30, 2012 was 4.25%.

As of March 31, 2012 under the Revolving Credit Facility, Gregg Appliances had no borrowings outstanding and $5.2 million of letters of credit outstanding, which expire through December 31, 2012. As of March 31, 2012, the total borrowing availability under the Revolving Credit Facility was $175.0 million. The interest rate based on the bank’s prime rate as of March 31, 2012 was 4.25%.

(7)	Stock-based Compensation

Stock Options. The following table summarizes the activity under the Company’s Stock Option Plans for the three months ended June 30, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2012	3,673,862	$15.40
Granted	734,500	10.85
Exercised	(493,240)	7.72
Canceled	(97,997)	12.78
Expired	(61,333)	15.38

Outstanding at June 30, 2012	3,755,792	$15.59

During the three months ended June 30, 2012, the Company granted options for 734,500 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $5.38 during the three months ended June 30, 2012, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.62% - 0.66%
Dividend yield	—
Expected volatility	61.9%
Expected life of the options (years)	4.5
Forfeitures	5.00%

Time Vested Restricted Stock Units. During the three months ended June 30, 2012, the Company granted 93,900 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the

Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participants RSU agreement. Upon death or disability, the holder is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the three months ended June 30, 2012 was $10.86.

The following table summarizes RSU vesting activity during the quarter ended June 30, 2012:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	72,900	$14.17
Granted	93,900	10.86
Vested	—	—
Forfeited	(4,200)	10.86

Nonvested at June 30, 2012	162,600	$12.34

Performance-Based Restricted Stock Units. The Company awarded performance-based RSUs to certain officers of the Company during the three months ended June 30, 2012. Under these awards, a number of performance-based RSUs will be granted to each participant based upon the attainment of the applicable bonus targets as approved by the Compensation Committee. Performance-based RSUs are earned shortly after the end of the performance measurement period and vest three years after grant date. If a participant is not employed by the Company on the date the performance-based RSUs vest, the performance-based RSUs are forfeited, except in the case of death or total permanent disability or certain other circumstances as described in the agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the performance-based RSU and the termination of employment if the applicable performance target was achieved. Additionally, to the extent performance conditions are not met, performance-based RSUs are forfeited.

During the three months ended June 30, 2012, the Company granted 92,820 performance-based RSUs, 6,300 of which have been forfeited as of June 30, 2012. The fair value of performance-based RSUs is based on the Company’s stock price at the date of grant and the probability that the established bonus targets will be achieved. The weighted average grant date fair value for the performance-based RSUs outstanding for the three months ended June 30, 2012 was $10.86.

(8)	Stockholders’ Equity

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

(9)	Share Repurchase Program

On May 24, 2012, the Company’s Board of Directors authorized a new share repurchase program (“May 2012 Program”) allowing the Company to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 23, 2013. The previous share repurchase program (“May 2011 Program”), expired on May 19, 2012.

The following table shows the number and cost of shares repurchased for the three months ended June 30, 2012 and 2011, respectively ($ in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
May 2012 Program
Number of shares repurchased	1,076,074	—
Cost of shares repurchased	$11,195	$—
May 2011 Program
Number of shares repurchased	—	1,508,240
Cost of shares repurchased	$—	$22,112

As of June 30, 2012, the Company had $38.8 million remaining under the May 2012 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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

Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2012, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 23, 2012, and other publicly available information.

Overview

hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, consumer electronics, mattresses and related services operating under the name hhgregg™. As of June 30, 2012, we operated 210 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. References to fiscal years in this report relate to the respective twelve month period ended March 31. Our 2013 fiscal year is the twelve month period ending on March 31, 2013.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 82% of our net sales mix for the three months ended June 30, 2012 and 81% of our net sales mix for the three months ended June 30, 2011.

We strive to differentiate ourselves through our customer purchase experience starting with a highly-trained, consultative commissioned sales force which educates our customers on the features and benefits of our products, followed by rapid product delivery and installation, and ending with post-sales support services. We carefully monitor our competition to ensure that our prices are competitive in the market place. Our experience has been that informed customers often choose to buy a more heavily-featured product once they understand the applicability and benefits of its features. Heavily-featured products typically carry higher average selling prices and higher margins than less-featured, entry-level price point products.

For fiscal 2013, we have implemented several initiatives designed to better position our business to drive additional traffic and increase sales in our comparable store base. The first initiative is to continue to grow our appliance market share, ensuring that we are the “must shop” appliance retailer. We will continue to invest in promotions and customer facing technologies to gain further momentum in this category. We expect to increase our marketing effectiveness in the appliance category by increasing the focus on appliance specific marketing messaging. Additionally, we will continue to invest in enhancements to our delivery and installation capabilities and process. Finally, we will begin to supplement our appliance sales with additional, complimentary product offerings such as small appliances, and through built-in models.

Our second initiative for fiscal 2013 is to stabilize profitability of the video category. This initiative will require us to refine our go-to-market strategy. We expect to achieve this by balancing our focus on the products that differentiate us in the marketplace, such as expanding our assortment of ultra-large screen sizes. Additionally, as a whole the video industry has experienced increased focus and scrutiny around pricing disciplines, resulting from the Unilateral Pricing Policy (“UPP”) and Minimum Advertised Price (“MAP”) policies put into place by several manufacturers. These policies are designed to protect average selling prices and enhance margins in the video category, and were fully rolled out by the end of fiscal first quarter.

Our third initiative for fiscal 2013 is to continue to develop our computing and mobile phone category. We will continue to enhance our offerings of computers, tablets, smart phones and peripherals, and promote them using new product displays. The new displays are expected to help us compete in the back to school and holiday seasons.

Our fourth initiative for fiscal 2013 is to increase the functionality of our e-commerce site. During fiscal 2012 we launched the new hhgregg.com website, which provided an updated look and feel, in addition to significant functionality enhancements. During fiscal 2013, we will continue to add new functionality, including expanding our online assortment of inventory, and refine our processes to make our multi-channel experience even better. Each rollout is expected to add greater site functionality, enhance inventory productivity, and subsequently enhance the customer experience.

Our final initiative for fiscal 2013 is to improve our store productivity. As mentioned above, the video industry has experienced top line and gross margin pressure; creating a challenge for store productivity. As a result, during fiscal 2013, we plan to test new product offerings and categories, such as entertainment furniture and home fitness equipment, in select markets to make an effort to partially offset sales declines from the video category. In performing this testing, we are seeking products that will further leverage in-home delivery, our knowledgeable sales force, and our private label credit card financing. We expect that we will make over one million in-home customer deliveries in the current fiscal year, thus finding new products which leverage in-home delivery is key. We also know that customers trust hhgregg to assist in selecting big box products, thus we believe these products will complement our business well by driving productivity of our sales force. Finally, finding products that require financing, and leveraging the use of our private label credit card is key, as currently approximately one-third of our business utilizes this form of payment. We expect that each of these methods will help generate efficiencies and improve productivity through finding the right product offerings.

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

During the past three months, we opened two new stores in accordance with our new store development schedule. We remain on track to open between 20 and 22 new stores in fiscal 2013.

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

Our products are rich in features and innovations and are ever-changing. We believe that customers find it helpful to have someone explain the features and benefits of a product. We believe this assistance allows them the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering next-day delivery on many of our products and in-home installation service.

While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. Given the pressures of consumer demand in the fiscal first quarter, we are committed to aggressively managing costs through the end of fiscal 2013.

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

Critical Accounting Policies

We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2012 in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2012.

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except per share amounts):

	Three Months Ended
(unaudited)	June 30, 2012	June 30, 2011
Net sales	$489,856	$431,455
Net sales % increase (decrease)	13.5%	(1.0)%
Comparable store sales % decrease (1)	(5.1)%	(13.2)%
Gross profit as a % of net sales	29.9%	30.2%
SG&A as a % of net sales	24.3%	23.9%
Net advertising expense as a % of net sales	5.6%	4.7%
Depreciation and amortization expense as a % of net sales	1.9%	1.7%
Loss from operations as a % of net sales	(1.9)%	(0.1)%
Net interest expense as a % of net sales	0.1%	0.1%
Net loss	$(5,700)	$(761)
Net loss per diluted share	$(0.16)	$(0.02)
Weighted average shares outstanding - diluted	36,138,688	39,501,518
Number of stores open at the end of period	210	180

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net loss was $5.7 million for the three months ended June 30, 2012, or $0.16 of net loss per diluted share, compared with net loss of $0.8 million, or $0.02 of net loss per diluted share, for the three months ended June 30, 2011. The increase in net loss for the three month period was the result of a comparable store sale decrease of 5.1%, an increase in advertising expense as a percentage of net sales, an increase in SG&A expense as a percentage of net sales and a slight decrease in gross profit as a percentage of net sales, partially offset by the net addition of 30 stores in the past 12 months.

Net sales for the three months ended June 30, 2012 increased 13.5% to $489.9 million compared to $431.5 million in the comparable prior year period. The increase in net sales for the three months ended June 30, 2012 was attributable to the net addition of 30 stores during the past 12 months, partially offset by a comparable store sales decrease of 5.1%.

Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2012 and 2011 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Video	33%	37%	(16.7)%	(20.6)%
Appliances	49%	44%	6.3%	(12.6)%
Computing and mobile phones (1)	8%	7%	8.7%	54.6%
Other (2)	10%	12%	(19.7)%	(10.3)%

Total	100%	100%	(5.1)%	(13.2)%

(1)	Primarily consists of computers, mobile phones and tablets.
(2)	Primarily consists of audio, furniture and accessories, mattresses and personal electronics.

The decrease in comparable store sales for the three month period ended June 30, 2012 was driven primarily by a decrease in revenues in the video and other categories, partially offset by increases in revenues in the appliance and computing and mobile phones categories. The video category comparable store sales decline was driven by a double digit decrease in unit demand and a low single digit decrease in average selling prices. The decrease in comparable store sales for the other category was primarily a result of double digit comparable store sales decreases in cameras, camcorders and small electronics, partially offset by growth in the mattress category. The appliance category saw an increase in average selling prices, with unit demand relatively flat compared to the prior year three month period. The computing and mobile phones category was led by increased demand in the offering of tablet computers and mobile phones,partially offset by declines in notebook computers.

Gross profit margin, expressed as gross profit as a percentage of net sales, decreased 26 basis points for the three months ended June 30, 2012 to 29.9% from 30.2% for the comparable prior year period. The decrease was largely due to a decrease in gross profit margin in the video and appliance categories, partially offset by a favorable sales mix. During the fiscal second quarter of the prior year, we experienced an overall reset of gross profit margin rates in the video category. As we have not lapped this reset, gross profit margin rates experienced pressure during the first fiscal quarter of the current year. Appliances also experienced a slight decline in gross profit margin as a result of initiatives to grow market share in the category and increased promotional activity, partially offset by a shift in the product mix within the category to products with higher gross profit margins. The computing and mobile phones category experienced an increase in gross profit margin due mobile phones, which we did not offer in the comparable prior year period. These declines were also offset by an increase in gross profit margin rate in the other category, which was primarily due to increases in furniture and mattresses.

SG&A expense, as a percentage of net sales, increased 32 basis points for the three month period ended June 30, 2012 compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in employee benefit expenses due to increased health insurance costs, in addition to the deleveraging effect of the comparable store sales decline. This increase was partially offset by slight decreases in other SG&A accounts as a result of cost control measures implemented during the quarter.

Net advertising expense, as a percentage of net sales, increased 96 basis points during the three months ended June 30, 2012 compared to the prior year period. The increase as a percentage of net sales was driven largely by greater promotional activity to drive market share and the deleveraging effect of the comparable store sales decline.

Our effective income tax rate for the three months ended June 30, 2012 increased to 40.8% from 17.2% in the comparable prior year period. The increase in the effective income tax rate is primarily the result of a charge to reduce deferred tax assets in the comparable prior year period which reduced the income tax benefit recognized. The reduction in the deferred state income tax rate in the comparable prior year period was the result of a scheduled reduction in Indiana’s corporate income tax rate beginning July 1, 2012.

We expect our estimated annual effective income tax rate to range from 39.0% - 39.5% for fiscal 2013 compared to the actual annual effective income tax rate of 24.1% for fiscal 2012. The increase in the estimated annual effective income tax rate is primarily due to the impact of non-taxable life insurance proceeds received in fiscal 2012 as well as federal income tax credits recognized in fiscal 2012 under the Hiring Incentives to Restore Employment Act of 2010.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
Net cash used in operating activities	$(48,857)	$(36,585)
Net cash used in investing activities	(15,204)	(28,990)
Net cash provided by (used in) financing activities	9,106	(5,309)

Total decrease in cash	(54,955)	(70,884)

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

We plan to open between 20 and 22 new stores during fiscal 2013, of which two stores had been opened as of June 30, 2012. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of sale and leaseback proceeds and tenant allowances from landlords, for fiscal 2013 store openings and relocations to range between $50 million and $55 million. Capital expenditures for fiscal 2013 will be funded through cash and cash equivalents, borrowings under our revolving credit facility and tenant allowances from landlords.

Cash Used in Operating Activities. Cash used in operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash used in operating activities was $48.9 million and $36.6 million for the three months ended June 30, 2012 and 2011, respectively. The increase in cash used in operating activities is primarily due to the net change in our other current operating assets and liabilities. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.

Cash Used In Investing Activities. Cash used in investing activities was $15.2 million and $29.0 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in cash used in investing activities is due to the difference in timing of purchases of property and equipment associated with the opening of new stores. In the first quarter of fiscal 2013, we opened two new stores, and had construction in progress on 19 new stores to be opened in the following quarters in fiscal 2013. In the first quarter of fiscal 2012, we opened seven new stores, and incurred construction in progress on 29 new stores to be opened in the following quarters in fiscal 2012.

Cash Provided by (Used In) Financing Activities. Cash provided by (used in) financing activities was $9.1 million for the three months ended June 30, 2012 compared to $(5.3) million for the three months ended June 30, 2011. The cash provided by financing activities in the current quarter relates to an inventory financing facility which was entered into during the quarter resulting in $11.1 million of borrowings. This is offset by a decrease of cash used to repurchase treasury stock in the first quarter 2013 when compared to the prior period, and a decrease in the amount of bank overdrafts outstanding due to a difference in timing when compared to the prior period.

Revolving Credit Facility. The capacity for borrowings under the Revolving Credit Facility is $300 million, subject to borrowing base availability. The Revolving Credit Facility expires on March 29, 2016.

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

Pursuant to the Revolving Credit Facility, the borrowing base was modified to equal the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria.

Under the Revolving Credit Facility, Gregg Appliances is not required to comply with any financial maintenance covenant unless “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $15.0 million until September 30, 2012 and $20.0 million thereafter, during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.

Pursuant to the Revolving Credit Facility, if Gregg Appliances has “excess availability” (i) less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Revolving Credit Facility, become subject to cash dominion control.

The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at June 30, 2012.

As of June 30, 2012 under the Revolving Credit Facility, Gregg Appliances had no cash borrowings outstanding and $5.2 million of letters of credit outstanding which expire through December 31, 2012. As of June 30, 2012, the total borrowing availability under the Revolving Credit Facility was $206.9 million. The interest rate based on the bank’s prime rate as of June 30, 2012 was 4.25%.

As of March 31, 2012 under the Revolving Credit Facility, Gregg Appliances had no borrowings outstanding and $5.2 million of letters of credit outstanding, which expire through December 31, 2012. As of March 31, 2012, the total borrowing availability under the Revolving Credit Facility was $175.0 million. The interest rate based on the bank’s prime rate as of March 31, 2012 was 4.25%.

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

Contractual Obligations

We entered into lease commitments totaling approximately $11.7 million over their respective lease terms during the three months ended June 30, 2012. There have been no other significant changes in our contractual obligations since the end of fiscal 2012. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2012 in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012 for additional information regarding our contractual obligations.

Forward-Looking Statements

Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate, customer preferences, the impact of our marketing efforts, investments in our delivery and installation capabilities, the success of our initiatives in our video category, variations in our product offerings, updates and refinements to our multi-channel experience, statements regarding the number of in-house deliveries, the impact of our initiatives to drive sales; statements regarding our store development strategy, our expansion plans into new markets; our beliefs in our customer purchase experience, predictions around customer spending patterns, factors impacting our gross profit rate, impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances; the seasonality of our business; statements regarding our income tax rate; plans regarding new store openings and investment in our infrastrauce, and our expected capital expenditures found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 23, 2012. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

Interest Rate Risk

As of June 30, 2012, our debt was comprised of our Revolving Credit Facility.

Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of June 30, 2012, we had no outstanding borrowings under our Revolving Credit Facility.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the new risk factor described below, there have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 23, 2012.

Our growth is dependent on the success of our strategies.

Our growth is dependent on our ability to identify, develop and execute our strategies. Our failure to properly deploy and utilize capital and other resources may adversely affect our initiatives designed to better position our business to drive additional traffic and increase sales in our comparable store base. We are focusing on areas where we see the greatest opportunities for growth and profit: growth in appliance market share; stabilizing profitability of the video category, including expansion of the assortment of ultra-large screen sizes; further development of the computing and mobile phone category; increased functionality of the e-commerce site; cost control; and improvement of store productivity. We also continue to act upon our new store development strategy of opening stores in groups within a market in order to achieve efficiencies and maximize profitability; and our business strategy of offering customers a superior purchase experience. Failure to execute these initiatives and strategies could have a material adverse affect on our business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended June 30, 2012 (dollars in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to April 30, 2012	—	—	—
May 1, 2012 to May 31, 2012	495,689	10.22	495,689	44,932
June 1, 2012 to June 30, 2012	580,385	10.56	580,385	38,805

Total	1,076,074	10.40	1,076,074	38,805

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our May 2012 Program, which authorized the repurchase of up to $50 million of our common stock. The May 2012 Program was authorized by our Board of Directors on May 24, 2012 and expires on May 23, 2013. No repurchases under the May 2011 Program were made during the current quarter and it expired on May 19, 2012.

ITEM 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended June 30, 2012, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iiii) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (iv) Notes to Condensed Consolidated Financial Statements-unaudited.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liabity under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar
Chief Financial Officer (Principal Financial Officer)

Dated: August 2, 2012