Form 10-Q
period 2012-09-30
hhgregg, Inc.
filed 2012-11-02
CIK 1396279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of hhgregg, Inc.’s common stock outstanding as of October 24, 2012 was 34,600,945.

HHGREGG, INC. AND SUBSIDIARIES

Report on Form 10-Q

For the Quarter Ended September 30, 2012

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands, except share and per share data)
Net sales	$587,636	$618,603	$1,077,492	$1,050,058
Cost of goods sold	413,489	441,924	756,686	743,065

Gross profit	174,147	176,679	320,806	306,993
Selling, general and administrative expenses	125,794	127,676	244,567	230,920
Net advertising expense	31,754	30,466	59,370	50,661
Depreciation and amortization expense	9,843	8,184	19,257	15,471

Income (loss) from operations	6,756	10,353	(2,388)	9,941
Other expense (income):
Interest expense	510	571	988	1,083
Interest income	(3)	—	(5)	(4)

Total other expense	507	571	983	1,079

Income (loss) before income taxes	6,249	9,782	(3,371)	8,862
Income tax expense (benefit)	2,489	3,756	(1,431)	3,597

Net income (loss)	$3,760	$6,026	$(1,940)	$5,265

Net income (loss) per share
Basic	$0.11	$0.16	$(0.05)	$0.14
Diluted	$0.11	$0.16	$(0.05)	$0.13
Weighted average shares outstanding-basic	35,237,201	37,860,450	35,685,482	38,676,500
Weighted average shares outstanding-diluted	35,291,269	38,097,564	35,685,482	39,021,215

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	March 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$8,471	$59,244
Accounts receivable—trade, less allowances of $35 and $25, respectively	30,284	19,467
Accounts receivable—other	23,065	18,630
Merchandise inventories, net	339,732	282,409
Prepaid expenses and other current assets	4,708	5,562
Income tax receivable	7,813	—
Deferred income taxes	10,130	9,639

Total current assets	424,203	394,951

Net property and equipment	223,549	204,273
Deferred financing costs, net	2,324	2,656
Deferred income taxes	35,505	38,970
Other assets	1,179	1,934

Total long-term assets	262,557	247,833

Total assets	$686,760	$642,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,352	$122,596
Customer deposits	38,601	28,993
Accrued liabilities	50,852	43,735
Income tax payable	—	4,358

Total current liabilities	249,805	199,682

Long-term liabilities:
Deferred rent	79,261	71,304
Other long-term liabilities	12,428	12,278

Total long-term liabilities	91,689	83,582

Total liabilities	341,494	283,264

Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 40,589,745 and 40,066,005 shares issued; and 34,600,945 and 36,351,716 outstanding as of September 30, 2012 and March 31, 2012, respectively	4	4
Additional paid-in capital	284,941	277,846
Retained earnings	127,341	129,281
Common stock held in treasury at cost, 5,988,800 and 3,714,289 shares as of September 30, 2012 and March 31, 2012, respectively	(67,020)	(47,570)

	345,266	359,561
Note receivable for common stock	—	(41)

Total stockholders’ equity	345,266	359,520

Total liabilities and stockholders’ equity	$686,760	$642,784

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,940)	$5,265
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	19,257	15,471
Amortization of deferred financing costs	332	332
Stock-based compensation	2,514	3,100
Excess tax benefits from stock based compensation	(585)	(21)
Gain on sales of property and equipment	(143)	(131)
Deferred income taxes	2,974	13,705
Tenant allowances received from landlords	6,187	10,059
Changes in operating assets and liabilities:
Accounts receivable—trade	(10,817)	(3,491)
Accounts receivable—other	(25)	(4,928)
Merchandise inventories	(57,323)	(133,946)
Income tax receivable	(11,613)	(11,566)
Prepaid expenses and other assets	1,609	5,912
Accounts payable	21,361	49,119
Customer deposits	9,608	14,519
Accrued liabilities	7,117	4,899
Deferred rent	(2,640)	(300)
Other long-term liabilities	284	(78)

Net cash used in operating activities	(13,843)	(32,080)

Cash flows from investing activities:
Purchases of property and equipment	(35,391)	(55,793)
Proceeds from sales of property and equipment	17	4

Net cash used in investing activities	(35,374)	(55,789)

Cash flows from financing activities:
Purchases of treasury stock	(19,450)	(35,000)
Proceeds from exercise of stock options	4,023	264
Excess tax benefits from stock-based compensation	585	21
Net increase in bank overdrafts	—	18,091
Net borrowings on line of credit	—	33,900
Net borrowings on inventory financing facility	13,245	—
Payment of financing costs	—	(88)
Payments received on notes receivable-related parties	41	—

Net cash (used in) provided by financing activities	(1,556)	17,188

Net decrease in cash and cash equivalents	(50,773)	(70,681)
Cash and cash equivalents
Beginning of period	59,244	72,794

End of period	$8,471	$2,113

Supplemental disclosure of cash flow information:
Interest paid	$57	$88
Income taxes paid	$7,209	$3,375
Capital expenditures included in accounts payable	$4,366	$5,462

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended September 30, 2012

(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2012	36,351,716	$—	$4	$277,846	$129,281	$(41)	$(47,570)	$359,520

Net loss					(1,940)			(1,940)
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	41	—	41
Exercise of stock options and vesting of RSUs	523,740	—	—	4,023	—	—	—	4,023
Stock compensation expense	—	—	—	2,514	—	—	—	2,514
Excess tax benefit deficiencies from stock-based compensation	—	—	—	558	—	—	—	558
Repurchase of common stock	(2,274,511)	—	—	—	—	—	(19,450)	(19,450)

Balance at September 30, 2012	34,600,945	$—	$4	$284,941	$127,341	$—	$(67,020)	$345,266

See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of home appliances, televisions, computers, consumer electronics, mattresses and related services operating under the name hhgreggTM. As of September 30, 2012, the Company had 223 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee,Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.

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

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment

Property and equipment consisted of the following at September 30, 2012 and March 31, 2012 (in thousands):

	September 30, 2012	March 31, 2012
Machinery and equipment	$24,358	$23,340
Office furniture and equipment	162,948	146,924
Vehicles	2,314	2,286
Signs	18,235	16,969
Leasehold improvements	166,159	146,983
Construction in progress	11,683	11,429

	385,697	347,931
Less accumulated depreciation and amortization	(162,148)	(143,658)

Net property and equipment	$223,549	$204,273

(4)	Net Income (Loss) per Share

Net income (loss) per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. As the Company incurred a net loss for the six months ended September 30, 2012, the weighted average common shares outstanding used in the determination of basic loss per common share is used for the dilutive loss per common share for this period. The following table presents net income (loss) per basic and diluted share for the three and six months ended September 30, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss) (A)	$3,760	$$6,026	$(1,940)	$5,265
Weighted average outstanding shares of common stock (B)	35,237,201	37,860,450	35,685,482	38,676,500
Dilutive effect of employee stock options and restricted stock units	54,068	237,114	—	344,715

Common stock and potential dilutive common shares (C)	35,291,269	38,097,564	35,685,482	39,021,215
Net income (loss) per share:
Basic (A/B)	$0.11	$0.16	$(0.05)	$0.14
Diluted (A/C)	$0.11	$0.16	$(0.05)	$0.13

Antidilutive shares not included in the net income per diluted share calculation for the three months ended September 30, 2012 and 2011 were 3,739,415 and 3,209,134, respectively. Antidilutive shares not included in the net (loss) income per diluted share calculation for the six months ended September 30, 2012 and 2011 were 3,825,746 and 2,753,867, respectively.

(5)	Inventories

Net merchandise inventories consisted of the following at September 30, 2012 and March 31, 2012 (in thousands):

	September 30, 2012	March 31, 2012
Video	$129,665	$102,703
Appliances	120,264	88,191
Computing and mobile phones	36,937	41,615
Other	52,866	49,900

Net merchandise inventory	$339,732	$282,409

(6)	Debt

A summary of debt at September 30, 2012 and March 31, 2012 is as follows (in thousands):

	September 30, 2012	March 31, 2012
Revolving Credit Facility	$—	$—

The capacity for borrowings under the Company’s Revolving Credit Facility is $300 million, subject to borrowing base availability. The facility expires on March 29, 2016.

Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.

Pursuant to the Revolving Credit Facility, the borrowing base is equal to the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria.

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

Pursuant to the Revolving Credit Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Revolving Credit Facility, become subject to cash dominion control.

The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at September 30, 2012.

As of September 30, 2012 and March 31, 2012, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility and $5.2 million of letters of credit outstanding which expire through December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $220.0 million and $175.0 million, as of September 30, 2012 and March 31, 2012, respectively. The interest rate based on the bank’s prime rate as of September 30, 2012 and March 31, 2012 was 4.25%.

(7)	Stock-based Compensation

Stock Options. The following table summarizes the activity under the Company’s Stock Option Plans for the six months ended September 30, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2012	3,673,862	$15.40
Granted	734,500	10.85
Exercised	(523,740)	7.68
Canceled	(120,828)	13.11
Expired	(187,168)	14.74

Outstanding at September 30, 2012	3,576,626	$15.71

During the six months ended September 30, 2012, the Company granted options for 734,500 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire seven years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $5.38 during the six months ended September 30, 2012, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.62% - 0.66%
Dividend yield	—
Expected volatility	61.9%
Expected life of the options (years)	4.5
Forfeitures	5.00%

Time Vested Restricted Stock Units. During the six months ended September 30, 2012, the Company granted 93,900 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the six months ended September 30, 2012 was $10.86.

The following table summarizes time vested RSU vesting activity for the six months ended September 30, 2012:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	72,900	$14.17
Granted	93,900	10.86
Vested	—	—
Forfeited	(4,200)	10.86

Nonvested at September 30, 2012	162,600	$12.34

Performance-Based Restricted Stock Units. The Company awarded performance-based RSUs to certain officers of the Company during the six months ended September 30, 2012. Under these awards, a number of performance-based RSUs will be granted to each participant based upon the attainment of the applicable bonus targets as approved by the Company’s Compensation Committee. Performance-based RSUs are earned shortly after the end of the performance measurement period and vest three years after grant date. If a participant is not employed by the Company on the date the performance-based RSUs vest, the performance-based RSUs are forfeited, except in the case of death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the performance-based RSU and the termination of employment if the applicable performance target was achieved. Additionally, to the extent performance conditions are not met, performance-based RSUs are forfeited.

During the six months ended September 30, 2012, the Company granted 92,820 performance-based RSUs, 6,300 of which have been forfeited as of September 30, 2012. The fair value of performance-based RSUs is based on the Company’s stock price at the close of the market on the date of grant and the probability that the established bonus targets will be achieved. The weighted average grant date fair value for the performance-based RSUs outstanding for the six months ended September 30, 2012 was $10.86.

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

On May 24, 2012, the Company’s Board of Directors authorized a new share repurchase program (“May 2012 Program”) allowing the Company to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 23, 2013. The previous share repurchase program expired on May 19, 2012.

The following table shows the number and cost of shares repurchased during the six months ended September 30, 2012 and 2011, respectively ($ in thousands):

	Six Months Ended
	September 30, 2012	September 30, 2011
May 2012 Program
Number of shares repurchased	2,274,511	—
Cost of shares repurchased	$19,450	$—

May 2011 Program
Number of shares repurchased	—	2,714,289
Cost of shares repurchased	$—	$35,000

As of September 30, 2012, the Company had $30.5 million remaining under the May 2012 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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

Overview

hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, consumer electronics, mattresses and related services operating under the name hhgreggTM. As of September 30, 2012, we operated 223 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee Virginia, West Virginia, and Wisconsin. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2013 fiscal year is the 12 month period ending on March 31, 2013.

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

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 350 major appliances in our stores with a broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance sales comprised 82% of our net sales mix for the three months ended September 30, 2012 and 2011 and 81% and 82% of our net sales mix for the six months ended September 30, 2012 and 2011, respectively.

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

For fiscal 2013, we have implemented several initiatives designed to better position our business to drive additional traffic and increase sales. The first initiative is to continue to grow our appliance market share, ensuring that we are the “must shop” appliance retailer. We will continue to invest in promotions and customer facing technologies to gain further momentum in this category. We expect to increase our marketing effectiveness in the appliance category by increasing the focus on appliance specific marketing messaging. Additionally, we will continue to invest in enhancements to our delivery and installation capabilities and process. Finally, we will begin to supplement our appliance sales with additional, complimentary product offerings such as small appliances.

Our second initiative for fiscal 2013 is to stabilize profitability of the video category. This initiative will require us to refine our go-to-market strategy. We expect to achieve this by balancing our focus on the products that differentiate us in the marketplace, such as expanding our assortment of ultra-large screen sizes. Additionally, as a whole the video industry has experienced increased focus and scrutiny around pricing disciplines, resulting from the Unilateral Pricing Policy (“UPP”) and Minimum Advertised Price (“MAP”) policies put into place by several manufacturers. These policies are designed to protect average selling prices and enhance margins in the video category.

Our third initiative for fiscal 2013 is to continue to develop our computing and mobile phone category. We will continue to enhance our offerings of computers, tablets, smart phones and peripherals, and promote them using new product displays.

Our fourth initiative for fiscal 2013 is to increase the functionality of our e-commerce site. During fiscal 2012, we launched the new hhgregg.com website, which provided an updated look and feel, in addition to significant functionality enhancements. During fiscal 2013, we will continue to add new functionality, including shipping from stores, interaction of store associates with online shoppers through email functionality, and implementing an online financing application for online purchases. We will continue to refine our processes to make our multi-channel experience even better. Each rollout is expected to add greater site functionality, enhance inventory productivity, and subsequently improve the customer experience.

Our final initiative for fiscal 2013 is to improve our store productivity. As mentioned above, the video industry has experienced top line and gross margin pressure, creating a challenge for store productivity. We plan to expand the entertainment furniture and home fitness product categories chain-wide during the third quarter. Throughout the remainder of fiscal 2013, we plan to test various new product offerings and categories in select markets to attempt to partially offset sales declines from the video category. In performing this testing, we are seeking products that will further leverage in-home delivery, our knowledgeable sales force, and our private label credit card financing. We expect to make nearly one million in-home customer deliveries in the current fiscal year, thus finding new products which leverage in-home delivery is key. We also know that customers trust hhgregg to assist in selecting big box products, thus we believe these products will complement our business well by driving productivity of our sales force. We expect these product offerings to help build a product and service offering that is defensible against web-only retailers and national discounters. Finally, we will look for products that require financing and leverage the use of our private label credit card as approximately one-third of our business utilizes this form of payment.

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

Our near term expectations will be to significantly slow our store growth and shift the balance of our focus to sales and profit productivity in our existing store base. In the near term, we plan to focus our energy and investments on enhancing our store productivity within our existing markets through growth in both new and existing businesses, as well as continue to grow our competencies with our e-commerce platform.

During the past six months, we opened 15 new stores in line with our new store development schedule. We remain on track to open five additional stores in the third quarter of fiscal 2013.

Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they experience a well-designed, customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly-trained consultative sales force, who educate the customers about the different product features.

Our products are rich in features and innovations and are ever-changing. We believe that customers find it helpful to have someone explain the features and benefits of a product. We believe this assistance allows them the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering same-day delivery on many of our products and in-home installation service.

While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery capabilities, credit offerings and expanded product offerings we believe we offer our customers a differentiated value proposition. Given the pressures of consumer demand in the first half of the fiscal year, we are committed to aggressively managing costs through the end of fiscal 2013.

The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes over the past few years. As new technology has not kept demand constant, the industry has seen falling demand, gross margin rates, and average selling price declines. Over the past few months, we have proactively shifted our sales mix of televisions towards larger screen sizes with higher profit margins, which has resulted in lost market share in the video category, as we shifted our focus away from smaller screen size televisions. In future quarters, we will continue to try and find a more favorable mix of product offerings in the video category in order to maximize profit margins without significant loss of market share.

Other consumer electronics categories have also experienced demand pressure. In some cases cameras, camcorders, mp3 players, and GPS devices have been replaced by the use of smart phones. As such, we continue to shift our product mix away from these categories and more into the computing and mobile phone category, as we place a greater focus on the development of these categories. In our fiscal third quarter, we expect to fully roll out an expanded offering of tablet and hand held consumer products.

In addition to testing new products in existing categories, we have also tested new product categories that fit our core competencies, including home entertainment furniture and fitness equipment in both new and existing markets. Given the initial success, largely driven by the consumer’s acceptance of these products in our stores, we have made the decision to roll out these products chain wide, and expect to have these new products in all of our stores prior to Thanksgiving. We will continue to refine our assortment in these categories as we learn more about their success in our stores.

We also are testing additional credit offerings for our consumers. As nearly one-third of our sales today are done on the hhgregg private label credit card, we want to be able to expand our consumer base to allow new consumers to shop our stores. We expect to add to supplemental credit programs that offer additional credit offerings to our consumers. These programs will be non-recourse to the Company through use of third party solutions, similar to our current third party credit offering.

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

Seasonality. Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31 due to the overall demand for consumer electronics during the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns, but is less seasonal than our electronics business and helps to offset the seasonality of our overall business.

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

Results of Operations

Operating Performance. The following table presents selected unaudited condensed consolidated financial data (dollars in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended September 30,		Six Months Ended September 30,
(unaudited)	2012	2011	2012	2011
Net sales	$587,636	$618,603	$1,077,492	$1,050,058
Net sales % increase (decrease)	(5.0)%	28.6%	2.6%	14.5%
Comparable store sales % (decrease) increase (1)	(8.8)%	1.5%	(7.2)%	(5.0)%
Gross profit as a % of net sales	29.6%	28.6%	29.8%	29.2%
SG&A as a % of net sales	21.4%	20.6%	22.7%	22.0%
Net advertising expense as a % of net sales	5.4%	4.9%	5.5%	4.8%
Depreciation and amortization expense as a % of net sales	1.7%	1.3%	1.8%	1.5%
Income (loss) from operations as a % of net sales	1.1%	1.7%	(0.2)%	0.9%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Net income (loss)	$3,760	$6,026	$(1,940)	$5,265
Net income (loss) per diluted share	$0.11	$0.16	$(0.05)	$0.13
Weighted average shares outstanding—diluted	35,291,269	38,097,564	35,685,482	39,021,215
Number of stores open at the end of period	223	204

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.

Net income was $3.8 million for the three month period ended September 30, 2012, or $0.11 per diluted share, compared with net income of $6.0 million, or $0.16 per diluted share, for the comparable prior year period. For the six month period ended September 30, 2012, net loss was $1.9 million, or $0.05 per diluted share, compared with net income of $5.3 million, or $0.13 per diluted share for the comparable prior year period. The decrease in net income for the three month period was the result of a comparable store sales decrease of 8.8%, an increase in net advertising expense as a percentage of net sales and an increase in SG&A expense as a percentage of net sales, partially offset by an increase in gross profit as a percentage of net sales and an increase in net sales due to the net addition of 19 stores during the past 12 months. The decrease in net income for the six month period was the result of a comparable store sales decrease of 7.2%, an increase in net advertising expense as a percentage of net sales and an increase in SG&A expense as a percentage of net sales, partially offset by an increase in gross profit as a percentage of net sales and an increase in net sales due to the net addition of 19 stores during the past 12 months.

Net sales for the three months ended September 30, 2012 decreased 5.0% to $587.6 million from $618.6 million in the comparable prior year period. The decrease in net sales for the three month period was the result of a comparable store sales decrease of 8.8% along with the lapping of strong grand opening sales performance from stores that opened in the prior fiscal year, partially offset by the net addition of 19 stores during the past 12 months. Net sales for the six months ended September 30, 2012 increased 2.6% to $1.08 billion from $1.05 billion in the comparable prior year period. The increase in net sales for the six month period was attributable to the net addition of 19 stores during the past 12 months partially offset by a comparable store sales decrease of 7.2%.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2012 and 2011 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Video	36%	42%	34%	40%	(20.5)%	(4.0)%	(18.9)%	(11.1)%
Appliances	46%	40%	47%	42%	1.1%	7.0%	3.5%	(2.3)%
Computing and mobile phones (1)	9%	8%	9%	7%	11.8%	23.9%	10.4%	34.0%
Other (2)	9%	10%	10%	11%	(17.0)%	(8.7)%	(18.3)%	(9.4)%

Total	100%	100%	100%	100%	(8.8)%	1.5%	(7.2)%	(5.0)%

(1)	Primarily consists of computers, mobile phones and tablets.

(2)	Primarily consists of audio, fitness equipment, furniture and accessories, mattresses and personal electronics.

The decrease in comparable store sales for the three month period ended September 30, 2012 was driven primarily by a decrease in net sales in the video and other categories, partially offset by increases in net sales in the appliance and computing and mobile phones categories. The video category comparable store sales decline was driven by a double digit decrease in unit demand partially offset by a single digit increase in average selling prices. The decrease in comparable store sales for the other category was primarily a result of double digit comparable store sales decreases in cameras, camcorders and small electronics, partially offset by growth in the mattress category. The appliance category increase in comparable store sales was driven by an increase in average selling price due to favorable mix shifts. The computing and mobile phones category was led by increased demand in the offering of tablet computers and mobile phones, partially offset by declines in notebook and netbook computers.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Gross profit margin, expressed as gross profit as a percentage of net sales, increased 107 basis points for the three months ended September 30, 2012 to 29.6% from 28.6% for the comparable prior year period. The increase was largely due to an increase in gross profit margin rates in the video and appliance categories, partially offset by modest declines in the computing and mobile phone and other categories. The increase in the video gross margin rate was largely due to a favorable mix of larger screen sizes LED models, which generate higher gross margin rates than smaller screen LCD models. The appliance category was favorably impacted by a continued mix shift to higher efficiency products which generate higher gross margin rates.

SG&A expense, as a percentage of net sales, increased 77 basis points for the three month period ended September 30, 2012 compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in employee wage and benefit expenses due to increased health insurance costs, in addition to the deleveraging effect of the net sales decline. This increase was partially offset by decreases in other SG&A accounts as a result of cost control measures implemented during the first and second fiscal quarters.

Net advertising expense, as a percentage of net sales, increased 48 basis points during the three months ended September 30, 2012 compared to the prior year period. The increase as a percentage of net sales was driven largely by the deleveraging effect of the net sales decline.

Depreciation expense, as a percentage of net sales, increased 35 basis points for the three months ended September 30, 2012 compared to the prior year period. The increase as a percentage of net sales was primarily due the capital spend associated with the 19 net new stores opened during the past 12 months and the deleveraging effect of the net sales decline.

The Company’s effective income tax rate for the three months ended September 30, 2012 increased to 39.8% from 38.4% in the comparable prior year period. The increase in the effective income tax rate is primarily the result of federal income tax credits recognized in fiscal 2012 under the Hiring Incentives to Restore Employment Act of 2010. These credits are no longer available in fiscal 2013.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

Gross profit margin, expressed as gross profit as a percentage of net sales, increased approximately 54 basis points for the six month period ended September 30, 2012 to 29.8% from 29.2% for the comparable prior year period. The increase was primarily due to an increase in gross profit margin in the appliances and video categories. The increase in video gross margin rate was largely attributed to the Company’s efforts in the second quarter to shift its video sales mix to larger screen televisions that generate a higher gross margin rate. The increase in gross margin rate in the appliance category is primarily due to the Company selling a richer mix of higher efficiency appliances that generate a higher gross margin rate than traditional appliances. The gross margin rate in the computing and mobile phones and other categories remained fairly consistent in the six month period.

SG&A expense, as a percentage of net sales, increased approximately 71 basis points for the six month period ended September 30, 2012, compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in employee wage and benefit expenses due to increased health insurance costs, in addition to the deleveraging effect of the comparable store sales decline. This increase was partially offset by slight decreases in other SG&A accounts as a result of cost control measures implemented during the first and second fiscal quarters.

Net advertising expense, as a percentage of net sales, increased approximately 69 basis points during the six months ended September 30, 2012, compared to the prior year period. The increase as a percentage of net sales was driven largely by the sales deleverage of our comparable store sales decline.

Depreciation expense, as a percentage of net sales, increased 31 basis points for the six months ended September 30, 2012 compared to the prior year period. The increase as a percentage of net sales was primarily due the capital spend associated with the 19 net new stores opened during the past 12 months and the deleveraging effect of the comparable store sales decline.

Our effective income tax rate for the six months ended September 30, 2012 increased to 42.5% from 40.6% in the comparable prior year period. The increase in the effective income tax rate for the six month period is primarily due to a charge to reduce deferred tax assets which increased the income tax expense recognized in the prior year period offset by the recognition of a state tax credit in fiscal 2012 .The reduction in the deferred state income tax rate in the comparable prior year period was the result of a scheduled reduction in Indiana’s corporate income tax rate beginning July 1, 2012. We recorded pretax income and tax expense in the comparable prior year period and a pretax loss and tax benefit in the current year period.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	September 30, 2012	September 30, 2011
Net cash used in operating activities	$(13,843)	$(32,080)
Net cash used in investing activities	(35,374)	(55,789)
Net cash (used in) / provided by financing activities	(1,556)	17,188

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

We plan to open 20 new stores during fiscal 2013, of which 15 stores have been opened as of September 30, 2012. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of sale and leaseback proceeds and tenant allowances from landlords, for fiscal 2013 store openings and relocations to range between $50 million and $55 million. Capital expenditures for fiscal 2013 will be funded through cash and cash equivalents, borrowings under our Revolving Credit Facility and tenant allowances from landlords.

Cash Used in Operating Activities. Cash used in operating activities primarily consists of net (loss) income as adjusted for increases or decreases in working capital, and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash used in operating activities was $13.8 million and $32.1 million for the six months ended September 30, 2012 and 2011, respectively. The decrease in cash used in operating activities is primarily due to the decrease in the change of net deferred tax assets, the decrease in cash received from landlords for tenant allowances due to opening less stores in the current period compared to the prior period, a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable), and the net change in our other current operating assets and liabilities. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.

Cash Used In Investing Activities. Cash used in investing activities was $35.4 million and $55.8 million for the six months ended September 30, 2012 and 2011, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores. In the six months ended September 30, 2012, we opened 15 new stores compared to 31 stores in the six months ended September 30, 2011.

Cash (Used In) Provided by Financing Activities. Cash (used in) provided by financing activities was ($1.6) million for the six months ended September 30, 2012 compared to $17.2 million for the six months ended September 30, 2011. The decrease is due to a decrease in funds provided by net borrowings on our line of credit of $33.9 million, a decrease in funds provided by bank overdrafts of $18.1 million, offset by a decrease in funds used for treasury stock repurchases of $15.6 million, and net borrowings on an inventory financing facility entered into during the current year of $13.2 million.

Revolving Credit Facility. The capacity for borrowings under the Revolving Credit Facility is $300 million, subject to borrowing base availability. The Revolving Credit Facility expires on March 29, 2016.

Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.

Pursuant to the Revolving Credit Facility, the borrowing base is equal to the sum of (i) the lesser of (a) 90% of the net orderly liquidation value of all eligible inventory of Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria.

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

Pursuant to the Revolving Credit Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Revolving Credit Facility, become subject to cash dominion control.

The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at September 30, 2012.

As of September 30, 2012 and March 31, 2012, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility and $5.2 million of letters of credit outstanding which expire through December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $220.0 million and $175.0 million as of September 30, 2012 and March 31, 2012, respectively. The interest rate based on the bank’s prime rate as of September 30, 2012 and March 31, 2012 was 4.25%.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our Revolving Credit Facility, together with cash on hand, should provide sufficient funds to finance our operations for the foreseeable future. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions.

Contractual Obligations

There have been no material changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2012 in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012 and our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012 for additional information regarding our contractual obligations.

Forward-Looking Statements

Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our marketing efforts, including our appliance category; investments in our delivery and installation capabilities; the success of our initiatives in our video category and strategies to offset declines in that category; variations and enhancements of our product offerings; roll out and timing of our expanded offering of tablet and hand held consumer products; updates and refinements to our multi-channel experience, including our e-commerce site and timing; steps to enhance store productivity in existing markets; statements regarding the number of in-house deliveries; the impact of our initiatives to drive sales; statements regarding our store development strategy; our expansion plans into new markets; our beliefs in our customer purchase experience; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; the seasonality of our business; statements regarding our income tax rate; plans to refinance our indebtedness or seek additional financing; plans regarding new store openings and investment in our infrastructure; plans to add supplemental credit programs; and our expected capital expenditures found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 23, 2012, and in our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.

As of September 30, 2012, our debt was comprised of our Revolving Credit Facility. Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin. As of September 30, 2012, we had no outstanding borrowings on our Revolving Credit Facility.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the new risk factor described below, there have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 23, 2012. The risks disclosed in our Annual Report and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our success depends upon our effective execution of our strategies.

Our success depends on our ability to effectively identify, develop and execute our strategies. Our failure to properly deploy and utilize capital and other resources may adversely affect our initiatives designed to better position our business to drive additional traffic and increase sales in our comparable store base. We are focusing on areas where we see the greatest opportunities for growth and profit: growth in appliance market share; stabilizing profitability of the video category, including expansion of the assortment of ultra-large screen sizes; further development of the computing and mobile phone category; exploring and testing new products and categories, including entertainment furniture and fitness equipment; increased functionality of the e-commerce site; cost control; and improvement of store productivity. We also continue to act upon our new store development strategy of opening stores in groups within a market in order to achieve efficiencies and maximize profitability; and our business strategy of offering customers a superior purchase experience. Failure to execute these initiatives and strategies could have a material adverse affect on our business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to repurchases of our common stock for the three months ended September 30, 2012 (dollars in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 to July 31, 2012	—	—	—	38,805
August 1, 2012 to August 31, 2012	1,032,025	6.80	1,032,025	31,785
September 1, 2012 to September 30, 2012	166,412	7.42	166,412	30,550

Total	1,198,437	6.89	1,198,437	30,550

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our May 2012 Program, which authorized the repurchase of up to $50 million of our common stock. The May 2012 Program was authorized by our Board of Directors on May 24, 2012 and expires on May 23, 2013.

ITEM 6.	Exhibits

10.15	Form of Indemnity Agreement (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended September 30, 2012, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.*

(1)	Indicates management contract or agreement.

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and not reviewed.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar Chief Financial Officer (Principal Financial Officer)

Dated: November 2, 2012