Form 10-Q
period 2012-12-31
hhgregg, Inc.
filed 2013-01-31
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of January 28, 2013 was 33,365,188.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended December 31, 2012

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
Net sales	$799,635	$829,546	$1,877,127	$1,879,603
Cost of goods sold	581,450	603,640	1,338,136	1,346,705
Gross profit	218,185	225,906	538,991	532,898
Selling, general and administrative expenses	139,303	140,609	383,871	371,529
Net advertising expense	38,715	39,488	98,085	90,148
Depreciation and amortization expense	10,416	8,765	29,673	24,236
Asset impairment charges	504	—	504	—
Income from operations	29,247	37,044	26,858	46,985
Other expense (income):
Interest expense	704	881	1,692	1,964
Interest income	(3)	(1)	(8)	(5)
Total other expense	701	880	1,684	1,959
Income before income taxes	28,546	36,164	25,174	45,026
Income tax expense	11,157	13,686	9,726	17,283
Net income	$17,389	$22,478	$15,448	$27,743
Net income per share
Basic	$0.51	$0.60	$0.44	$0.73
Diluted	$0.51	$0.60	$0.44	$0.72
Weighted average shares outstanding-basic	33,934,383	37,154,446	35,099,660	38,167,304
Weighted average shares outstanding-diluted	33,985,113	37,603,767	35,168,497	38,522,707
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2012	March 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,522	$59,244
Accounts receivable—trade, less allowances of $25 as of December 31, 2012 and March 31, 2012	20,674	19,467
Accounts receivable—other	30,510	18,630
Merchandise inventories, net	438,378	282,409
Prepaid expenses and other current assets	5,083	5,562
Income tax receivable	1,114	—
Deferred income taxes	10,371	9,639
Total current assets	521,652	394,951
Net property and equipment	224,026	204,273
Deferred financing costs, net	2,158	2,656
Deferred income taxes	34,663	38,970
Other assets	1,173	1,934
Total long-term assets	262,020	247,833
Total assets	$783,672	$642,784
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$223,427	$122,596
Customer deposits	40,271	28,993
Accrued liabilities	71,110	43,735
Income tax payable	3,616	4,358
Total current liabilities	338,424	199,682
Long-term liabilities:
Deferred rent	79,438	71,304
Other long-term liabilities	12,276	12,278
Total long-term liabilities	91,714	83,582
Total liabilities	430,138	283,264
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 40,611,411 and 40,066,005 shares issued; and 33,338,522 and 36,351,716 outstanding as of December 31, 2012 and March 31, 2012, respectively	4	4
Additional paid-in capital	286,412	277,846
Retained earnings	144,729	129,281
Common stock held in treasury at cost, 7,272,889 and 3,714,289 shares as of December 31, 2012 and March 31, 2012, respectively	(77,611)	(47,570)
	353,534	359,561
Note receivable for common stock	—	(41)
Total stockholders’ equity	353,534	359,520
Total liabilities and stockholders’ equity	$783,672	$642,784
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2012	December 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,448	$27,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,673	24,236
Amortization of deferred financing costs	498	498
Stock-based compensation	3,882	4,541
Excess tax benefits from stock based compensation	(585)	(419)
Gain on sales of property and equipment	(216)	(195)
Deferred income taxes	3,575	9,608
Asset impairment charges	504	—
Tenant allowances received from landlords	8,424	17,097
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,207)	(22,696)
Accounts receivable—other	(8,071)	(8,277)
Merchandise inventories	(155,969)	(203,893)
Income tax receivable	(1,356)	—
Prepaid expenses and other assets	1,240	5,626
Accounts payable	84,699	94,207
Customer deposits	11,278	10,443
Accrued liabilities	27,375	23,979
Deferred rent	(4,099)	(1,719)
Other long-term liabilities	198	323
Net cash provided by (used in) operating activities	15,291	(18,898)
Cash flows from investing activities:
Purchases of property and equipment	(50,291)	(74,996)
Proceeds from sales of property and equipment	34	4
Net cash used in investing activities	(50,257)	(74,992)
Cash flows from financing activities:
Purchases of treasury stock	(30,041)	(35,000)
Proceeds from exercise of stock options	4,184	1,880
Excess tax benefits from stock-based compensation	585	419
Net increase in bank overdrafts	12,153	31,091
Net borrowings on line of credit	—	28,145
Net borrowings on inventory financing facility	4,322	—
Payment of financing costs	—	(88)
Payments received on notes receivable-related parties	41	—
Net cash (used in) provided by financing activities	(8,756)	26,447
Net decrease in cash and cash equivalents	(43,722)	(67,443)
Cash and cash equivalents
Beginning of period	59,244	72,794
End of period	$15,522	$5,351
Supplemental disclosure of cash flow information:
Interest paid	$226	$445
Income taxes paid	$7,509	$5,542
Capital expenditures included in accounts payable	$873	$1,013
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended December 31, 2012
(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2012	36,351,716	$—	$4	$277,846	$129,281	$(41)	$(47,570)	$359,520
Net income					15,448			15,448
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	41	—	41
Exercise of stock options and vesting of RSUs	545,406	—	—	4,184	—	—	—	4,184
Stock compensation expense	—	—	—	3,882	—	—	—	3,882
Excess tax benefit from stock-based compensation, net	—	—	—	500	—	—	—	500
Repurchase of common stock	(3,558,600)	—	—	—	—	—	(30,041)	(30,041)
Balance at December 31, 2012	33,338,522	$—	$4	$286,412	$144,729	$—	$(77,611)	$353,534
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of home appliances, televisions, computers, consumer electronics, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of December 31, 2012, the Company had 228 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.
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
The Company included amounts due to a third party financing company for use under an inventory financing facility, entered into during the first quarter of fiscal 2013, within accounts payable in the condensed consolidated balance sheet. The amounts due under the facility are not collateralized by the inventory purchased. Borrowings and payments on the inventory financing facility are classified as financing activities in the condensed consolidated statements of cash flows.
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

Non-recurring Fair Value Measurements
The Company has property and equipment that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Property and equipment fair values were derived using a discounted cash flow model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as an appropriate discount rate. For the quarter ended December 31, 2012, the Company had one store whose profit contributions were significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value.

The following table summarizes the fair value remeasurements recorded during the three and nine months ended December 31, 2012 (in millions):

Three and Nine Months Ended
December 31, 2012
Carrying value (pre-asset impairment)	$0.9
Asset impairment loss (included in income from operations)	0.5
Remaining net carrying value	$0.4

There was no asset impairment loss recognized for the three and nine months ended December 31, 2011.

(3)	Property and Equipment
Property and equipment consisted of the following at December 31, 2012 and March 31, 2012 (in thousands):

	December 31, 2012	March 31, 2012
Machinery and equipment	$25,181	$23,340
Office furniture and equipment	174,030	146,924
Vehicles	2,269	2,286
Signs	18,946	16,969
Leasehold improvements	172,252	146,983
Construction in progress	4,001	11,429
	396,679	347,931
Less accumulated depreciation and amortization	(172,653)	(143,658)
Net property and equipment	$224,026	$204,273

(4)	Net Income per Share
Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. The following table presents net income per basic and diluted share for the three and nine months ended December 31, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income (A)	$17,389	$22,478	$15,448	$27,743
Weighted average outstanding shares of common stock (B)	33,934,383	37,154,446	35,099,660	38,167,304
Dilutive effect of employee stock options and restricted stock units	50,730	449,321	68,837	355,403
Common stock and potential dilutive common shares (C)	33,985,113	37,603,767	35,168,497	38,522,707
Net income per share:
Basic (A/B)	$0.51	$0.60	$0.44	$0.73
Diluted (A/C)	$0.51	$0.60	$0.44	$0.72

Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2012 were 3,663,282. Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2011 were 2,113,159 and 2,556,725, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at December 31, 2012 and March 31, 2012 (in thousands):

	December 31, 2012	March 31, 2012
Video	$182,257	$102,703
Appliances	138,612	88,191
Computing and mobile phones	49,866	41,615
Other	67,643	49,900
Net merchandise inventory	$438,378	$282,409

(6)	Debt
A summary of debt at December 31, 2012 and March 31, 2012 is as follows (in thousands):

	December 31, 2012	March 31, 2012
Revolving Credit Facility	$—	$—
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
Under the Revolving Credit Facility, Gregg Appliances is not required to comply with any financial maintenance covenant unless “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $20.0 million during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.
Pursuant to the Revolving Credit Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Revolving Credit Facility, become subject to cash dominion control.
The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at December 31, 2012.

As of December 31, 2012 and March 31, 2012, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2012, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. As of March 31, 2012, Gregg Appliances had $5.2 million of letters of credit outstanding which expired by December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $281.4 million and $175.0 million as of December 31, 2012 and March 31, 2012, respectively. The interest rate based on the bank’s prime rate as of December 31, 2012 and March 31, 2012 was 4.25%.

(7)	Stock-based Compensation
Stock Options
The following table summarizes the activity under the Company’s Stock Option Plans for the nine months ended December 31, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2012	3,673,862	$15.40
Granted	734,500	10.85
Exercised	(545,406)	7.67
Canceled	(171,992)	13.36
Expired	(209,337)	15.22
Outstanding at December 31, 2012	3,481,627	$15.76
During the nine months ended December 31, 2012, the Company granted options for 734,500 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $5.38 during the nine months ended December 31, 2012, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.62% - 0.66
Dividend yield	—
Expected volatility	61.9%
Expected life of the options (years)	4.5
Forfeitures	5.00%

Time Vested Restricted Stock Units
During the nine months ended December 31, 2012, the Company granted 93,900 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the nine months ended December 31, 2012 was $10.86.

The following table summarizes time vested RSU vesting activity for the nine months ended December 31, 2012:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	72,900	$14.17
Granted	93,900	10.86
Vested	—	—
Forfeited	(7,000)	10.86
Nonvested at December 31, 2012	159,800	$12.37
Performance-Based Restricted Stock Units
The Company awarded performance-based RSUs to certain officers of the Company during the nine months ended December 31, 2012. Under these awards, a number of performance-based RSUs will be granted to each participant based upon the attainment of the applicable bonus targets as approved by the Company’s Compensation Committee. Performance-based RSUs are earned shortly after the end of the performance measurement period and vest three years after grant date. If a participant is not employed by the Company on the date the performance-based RSUs vest, the performance-based RSUs are forfeited, except in the case of death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the performance-based RSU and the termination of employment if the applicable performance target was achieved. Additionally, to the extent performance conditions are not met, performance-based RSUs are forfeited.
During the nine months ended December 31, 2012, the Company granted 92,820 performance-based RSUs, 6,300 of which have been forfeited as of December 31, 2012. The fair value of performance-based RSUs is based on the Company’s stock price at the close of the market on the date of grant and the probability that the established bonus targets will be achieved. The weighted average grant date fair value for the performance-based RSUs outstanding for the nine months ended December 31, 2012 was $10.86.

(8)	Stockholders’ Equity
The Company filed a universal shelf registration statement which was declared effective on July 14, 2009, registering $200 million principal amount of its securities, which may be sold by hhgregg under such registration statement at any time. Each of Gregg Appliances and HHG Distributing were additional registrants to the shelf registration statement because each may guaranty any debt securities that are issued by hhgregg under the shelf registration statement. Gregg Appliances and HHG Distributing are exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act as: (i) hhgregg has no independent assets or operations; (ii) any guarantees of the subsidiary guarantors of debt securities issued under the shelf registration statement are full and unconditional and joint and several; and (iii) there are no subsidiaries of hhgregg other than Gregg Appliances and HHG Distributing.

(9) Share Repurchase Program
On May 24, 2012, the Company’s Board of Directors authorized a new share repurchase program ( the “May 2012 Program”) allowing the Company to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 23, 2013. The previous share repurchase program expired on May 19, 2012.

The following table shows the number and cost of shares repurchased during the nine months ended December 31, 2012 and 2011, respectively ($ in thousands):

	Nine Months Ended
	December 31, 2012	December 31, 2011
May 2012 Program
Number of shares repurchased	3,558,600	—
Cost of shares repurchased	$30,041	$—
May 2011 Program
Number of shares repurchased	—	2,714,289
Cost of shares repurchased	$—	$35,000
As of December 31, 2012, the Company had $20.0 million remaining under the May 2012 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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
Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2012, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 23, 2012.
Overview
hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, consumer electronics, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of December 31, 2012, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2013 fiscal year is the 12 month period ending on March 31, 2013.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display nearly 100 models of flat panel televisions and 350 major appliances in our stores with a broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance sales comprised 74% and 76% of our net sales mix for the three months ended December 31, 2012 and 2011 and 78% and 79% of our net sales mix for the nine months ended December 31, 2012 and 2011, respectively.
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
For fiscal 2013, we have implemented several initiatives designed to better position our business to drive additional traffic and increase sales. The first initiative is to continue to grow our appliance market share, which we expect to be our largest product category for fiscal 2013, ensuring that we are the “must shop” appliance retailer. Through the third fiscal quarter we have experienced six consecutive quarters of appliances comparable store sales increases. We expect to build off of this momentum through various efforts. First, we expect to drive improved close rates through changes in our in store operating model, thus driving market share gains. Next, we expect to increase our marketing effectiveness in the appliance category by increasing the focus on appliance specific marketing messaging. Additionally, we will continue to invest in enhancements to our delivery and installation capabilities and process. Finally, we will begin to supplement our appliance sales with additional, complimentary product offerings such as small appliances.

Our second initiative for fiscal 2013 is to stabilize profitability of the video category. As the video industry continues to be pressured by lower demand, we will continue to refine our product mix to focus on larger screen sizes.
Our third initiative for fiscal 2013 is to continue to develop our computing and mobile phone category. We will continue to enhance our offerings of computers, tablets, smart phones and peripherals, and promote them using new product displays. We also plan to continue to refine our services to ensure that customers are able to utilize the interconnectivity of their connected devices.
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
Our final initiative for fiscal 2013 is to improve our store productivity. The video industry has experienced top line and gross margin pressure, creating a challenge for store productivity. In an effort to balance the effect of the video category on our store productivity, we expanded the entertainment furniture and home fitness product categories chain-wide during the third quarter. We will continue to test product offerings that will further leverage in-home delivery, our knowledgeable sales force, and our private label credit card financing. We expect to make nearly one million in-home customer deliveries in the current fiscal year, thus finding new products which leverage in-home delivery is key. We also know that customers trust hhgregg to assist in selecting big box products, thus we believe these products will complement our business well by driving productivity of our sales force. We expect these product offerings to help build a product and service offering that is defensible against web-only retailers and national discounters. Finally, we will look for products that require financing and leverage the use of our private label credit card as approximately one-third of our business utilizes this form of payment.
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
Our near term expectations will be to significantly slow our store growth and shift the balance of our focus to sales and profit productivity in our existing store base. We plan to focus our energy and investments on enhancing our store productivity within our existing markets through growth in both new and existing businesses, as well as increasing our focus on large deliverable home products, along with growing our competencies with our e-commerce platform.
During the past nine months, we opened 20 new stores in line with our new store development schedule. Of the new store openings this fiscal year, 17 were opened in new markets or markets entered into last fiscal year, including Champaign and Chicago, Illinois; New Orleans, Louisiana; St. Louis, Missouri; Pittsburgh, Pennsylvania; and Green Bay and Milwaukee, Wisconsin.
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
We believe our products are rich in features and innovations and are ever-changing. We believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We follow up on the customer purchase experience by offering same-day delivery on many of our products and in-home installation service.

While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery capabilities, credit offerings and expanded product offerings, we believe we offer our customers a differentiated value proposition.
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
Other consumer electronics categories have also experienced demand pressure. In many cases cameras, camcorders, mp3 players, and GPS devices have been replaced by the use of smart phones. As such, we continue to shift our product mix away from these categories and more into the computing and mobile phone category. In our fiscal third quarter, we rolled out an expanded offering of tablet and hand held consumer products.
In addition to testing new products in existing categories, we have also expanded into new product categories that fit our core competencies, including home entertainment furniture and fitness equipment. We will continue to refine our assortment in these categories as we learn more about their success in our stores.
We also are testing additional credit offerings for our consumers. As over one-third of our sales today are done on the hhgregg private label credit card, we want to be able to expand our consumer base to allow new consumers to shop our stores. We expect to add supplemental credit programs that offer additional credit offerings to our consumers. We expect these programs will be non-recourse to the Company through the use of third party solutions, similar to our current third party credit offering.
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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(unaudited)	2012	2011	2012	2011
Net sales	$799,635	$829,546	$1,877,127	$1,879,603
Net sales % (decrease) increase	(3.6)%	26.9%	(0.1)%	19.7%
Comparable store sales % (decrease) increase (1)	(9.7)%	3.9%	(8.3)%	(1.2)%
Gross profit as a % of net sales	27.3%	27.2%	28.7%	28.4%
SG&A as a % of net sales	17.4%	17.0%	20.4%	19.8%
Net advertising expense as a % of net sales	4.8%	4.8%	5.2%	4.8%
Depreciation and amortization expense as a % of net sales	1.3%	1.1%	1.6%	1.3%
Income from operations as a % of net sales	3.7%	4.5%	1.4%	2.5%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Net income	$17,389	$22,478	$15,448	$27,743
Net income per diluted share	$0.51	$0.60	$0.44	$0.72
Weighted average shares outstanding—diluted	33,985,113	37,603,767	35,168,497	38,522,707
Number of stores open at the end of period	228	208

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net income was $17.4 million for the three months ended December 31, 2012, or $0.51 per diluted share, compared with net income of $22.5 million, or $0.60 per diluted share, for the comparable prior year period. For the nine months ended December 31, 2012, net income was $15.4 million, or $0.44 per diluted share, compared with net income of $27.7 million, or $0.72 per diluted share for the comparable prior year period. The decrease in net income for the three month period was the result of a comparable store sales decrease of 9.7% and an increase in SG&A expense as a percentage of net sales, partially offset by the accretive impact of the net addition of 20 stores during the past 12 months and an increase in gross profit as a percentage of net sales. The decrease in net income for the nine month period was the result of a comparable store sales decrease of 8.3%, an increase in net advertising expense as a percentage of net sales and an increase in SG&A expense as a percentage of net sales, partially offset by the accretive impact of the net addition of 20 stores during the past 12 months and an increase in gross profit as a percentage of net sales.
Net sales for the three months ended December 31, 2012 decreased 3.6% to $799.6 million from $829.5 million in the comparable prior year period. The decrease in net sales for the three month period was the result of a comparable store sales decrease of 9.7%, partially offset by the net addition of 20 stores during the past 12 months. Net sales for the nine months ended December 31, 2012 decreased 0.1% to $1.877 billion from $1.880 billion in the comparable prior year period. The decrease in net sales for the nine month period was attributable to a comparable store sales decrease of 8.3%, partially offset by the net addition of 20 stores during the past 12 months.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Appliances	35%	30%	42%	36%	6.1%	6.8%	4.4%	0.9%
Video	39%	46%	36%	43%	(24.6)%	(4.8)%	(21.7)%	(8.1)%
Computing and mobile phones (1)	14%	11%	11%	9%	16.2%	91.4%	13.7%	61.1%
Other (2)	12%	13%	11%	12%	(15.2)%	(7.1)%	(16.7)%	(8.3)%
Total	100%	100%	100%	100%	(9.7)%	3.9%	(8.3)%	(1.2)%

(1)	Primarily consists of computers, mobile phones and tablets.

(2)	Primarily consists of accessories, audio, fitness equipment, furniture, mattresses and personal electronics.
The decrease in comparable store sales for the three months ended December 31, 2012 was driven primarily by a decrease in net sales in the video and other categories, partially offset by an increase in net sales in the appliance and computing and mobile phones categories. The video category comparable store sales decline was driven by a double digit decrease in unit demand partially offset by a single digit increase in average selling prices, largely resulting from our strategy of offering fewer entry level models. The decrease in comparable store sales for the other category was primarily a result of double digit comparable store sales decreases in cameras, camcorders, small electronics and mattresses, partially offset by sales from the furniture and fitness equipment categories. The appliance category increase in comparable store sales was driven by an increase in both the average selling price and units sold. The growth in the computing and mobile phones category was led by increased demand for tablets, partially offset by a decline in mobile phones.
Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
Gross profit margin, expressed as gross profit as a percentage of net sales, increased slightly for the three months ended December 31, 2012 to 27.3% from 27.2% for the comparable prior year period. The increase was largely due to increases in gross profit margin rates in the appliance and video categories, partially offset by decreases in gross profit margin rates in the computing and mobile phone and other categories. The appliance category was favorably impacted by a continued mix shift to higher efficiency products which generate higher gross margin rates. The increase in the video category gross margin rate was largely due to a favorable mix of larger LED model screen sizes, which generate higher gross margin rates than smaller screen LCD models. The computing and mobile phone category gross margin rate decrease was due to a decline in the gross margin rate of mobile phones, while the other category gross margin rate was pressured by declines in the gross margin rate of accessories.
SG&A expense, as a percentage of net sales, increased 47 basis points for the three months ended December 31, 2012 compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in occupancy costs as a percentage of net sales due to the deleveraging effect of the net sales decline in addition to an increase in home delivery expenses as a percentage of net sales due to a higher sales mix of deliverable product. This increase was partially offset by decreases in other SG&A accounts as a result of cost control measures.
Net advertising expense, as a percentage of net sales, increased 8 basis points during the three months ended December 31, 2012 compared to the prior year period. While the Company reduced its gross advertising spend from the prior year, the slight increase as a percentage of net sales was driven largely by the deleveraging effect of the net sales decline.
Depreciation expense, as a percentage of net sales, increased 25 basis points for the three months ended December 31, 2012 compared to the prior year period. The increase as a percentage of net sales was primarily due the capital spend associated with the 20 new stores opened during the past 12 months and the deleveraging effect of the net sales decline.
Our effective income tax rate for the three months ended December 31, 2012 increased to 39.1% from 37.8% in the comparable prior year period. The increase in the effective income tax rate is primarily the result of federal income tax credits recognized in fiscal 2012 under the Hiring Incentives to Restore Employment Act of 2010. These credits are no longer available in fiscal 2013.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011
Gross profit margin, expressed as gross profit as a percentage of net sales, increased approximately 36 basis points for the nine months ended December 31, 2012 to 28.7% from 28.4% for the comparable prior year period. The increase was primarily due to an increase in gross profit margin in the appliances, video and other categories, partially offset by a decline in the computing and mobile phones category. The appliance category was favorably impacted by a continued mix shift to higher efficiency products which generate higher gross margin rates. The increase in the video category gross margin rate was largely due to a favorable mix of larger LED model screen sizes, which generate higher gross margin rates than smaller screen LCD models. The computing and mobile phone category gross margin rate decrease was due to a decline in the gross margin rate of mobile phones, while the other category gross margin rate was pressured by declines in the gross margin rate of accessories.
SG&A expense, as a percentage of net sales, increased approximately 68 basis points for the nine months ended December 31, 2012, compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in occupancy costs as a percentage of net sales due to the deleveraging effect of the comparable store sales decline, increases in employee wage and benefit expenses due to increased health insurance costs, and an increase in home delivery expenses as a percentage of net sales due to a higher sales mix of deliverable product. This increase was partially offset by slight decreases in other SG&A accounts as a result of cost control measures.
Net advertising expense, as a percentage of net sales, increased approximately 43 basis points during the nine months ended December 31, 2012, compared to the prior year period. The increase as a percentage of net sales was driven largely by the sales deleverage of our comparable store sales decline.
Depreciation expense, as a percentage of net sales, increased 29 basis points for the nine months ended December 31, 2012 compared to the prior year period. The increase as a percentage of net sales was primarily due the capital spend associated with the 20 net new stores opened during the past 12 months and the deleveraging effect of the comparable store sales decline.
Our effective income tax rate for the nine months ended December 31, 2012 increased to 38.6% from 38.4% in the comparable prior year period. The increase in the effective income tax rate for the nine month period is primarily the result of federal income tax credits recognized in fiscal 2012 under the Hiring Incentives to Restore Employment Act of 2010.  These credits are no longer available in fiscal 2013.  This was partially offset by a charge to reduce deferred tax assets which increased the income tax expense recognized in the prior year period.  The reduction in the deferred state income tax rate in the comparable prior year period was the result of a scheduled reduction in Indiana's corporate income tax rate beginning July 1, 2012.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	December 31, 2012	December 31, 2011
Net cash provided by (used in) operating activities	$15,291	$(18,898)
Net cash used in investing activities	(50,257)	(74,992)
Net cash (used in) provided by financing activities	(8,756)	26,447
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
We opened 20 new stores during fiscal 2013. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of sale and leaseback proceeds and tenant allowances from landlords, for fiscal 2013 store openings and relocations to be approximately $45.0 million. Capital expenditures for fiscal 2013 will be funded through cash and cash equivalents, borrowings under our Revolving Credit Facility and tenant allowances from landlords.

Cash Provided by (Used in) Operating Activities. Net cash provided by (used in) operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, asset impairment, deferred taxes and stock compensation expense. Cash provided by (used in) operating activities was $15.3 million and $(18.9) million for the nine months ended December 31, 2012 and 2011, respectively. The increase in cash provided by operating activities is primarily due to a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable) and the net change in our other current operating assets and liabilities, offset by the decrease in cash received from landlords for tenant allowances due to opening less stores in the current period compared to the prior period. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Cash Used In Investing Activities. Net cash used in investing activities was $50.3 million and $75.0 million for the nine months ended December 31, 2012 and 2011, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores. In the nine months ended December 31, 2012, we opened 20 new stores compared to 42 stores in the nine months ended December 31, 2011.
Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities was ($8.8) million for the nine months ended December 31, 2012 compared to $26.4 million for the nine months ended December 31, 2011. The decrease is due to a decrease in funds provided by net borrowings on our line of credit of $28.1 million, a decrease in funds provided by bank overdrafts of $18.9 million, offset by a decrease in funds used for treasury stock repurchases of $5.0 million, and net borrowings on an inventory financing facility entered into during the current year of $4.3 million.
Revolving Credit Facility. The capacity for borrowings under the Company’s Revolving Credit Facility is $300 million, subject to borrowing base availability. The facility expires on March 29, 2016.
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
Under the Revolving Credit Facility, Gregg Appliances is not required to comply with any financial maintenance covenant unless “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $20.0 million during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.
Pursuant to the Revolving Credit Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Revolving Credit Facility, become subject to cash dominion control.
The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at December 31, 2012.

As of December 31, 2012 and March 31, 2012, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2012, Gregg Appliances had $4.9 million of letters of credit outstanding which expire through December 31, 2013. As of March 31, 2012, Gregg Appliances had $5.2 million of letters of credit outstanding which expired by December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $281.4 million and $175.0 million, as of December 31, 2012 and March 31, 2012, respectively. The interest rate based on the bank’s prime rate as of December 31, 2012 and March 31, 2012 was 4.25%.
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
Contractual Obligations
There have been no significant changes in our contractual obligations since the end of fiscal 2012. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2012 in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012 and our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012 for additional information regarding our contractual obligations.

Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our marketing efforts, including our appliance category; the impact of competition on prices; refinements to our product mix and to customer services; the impact of big box product offerings; efforts to increase the use of our private label credit card and supplemental credit programs; how we entice discretionary purchases; shifts in product mix of consumer electronics and entertainment furniture and fitness equipment; investments in our delivery and installation capabilities; the success of our general initiatives and initiatives in our video category and strategies to offset declines in that category; increases in our appliance category market share; changes in our store operating model to improve close rates and drive market share; variations and enhancements of our product offerings, including complimentary product offerings; roll out and timing of our expanded offering of tablets and hand held consumer products; updates and refinements to our multi-channel experience, including our e-commerce site and timing; the number of in-house deliveries; the impact of our initiatives to drive sales; our store development strategy; our expansion plans into new markets; steps to enhance store productivity in existing markets; the impact in our customer purchase experience; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; the seasonality of our business; our income tax rate; plans to refinance our indebtedness or seek additional financing; plans regarding new store openings and investment in our infrastructure; the impact of litigation; and our expected capital expenditures found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 23, 2012 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 23, 2012 and in our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of December 31, 2012, our debt was comprised of our Revolving Credit Facility. Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin. As of December 31, 2012, we had no outstanding borrowings on our Revolving Credit Facility.

ITEM 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 23, 2012, except for the risk factor described on Form 10-Q filed with the SEC on November 2, 2012. The risks disclosed in our Annual Report on Form10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to repurchases of our common stock for the three months ended December 31, 2012 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 to October 31, 2012	—	—	—	30,550
November 1, 2012 to November 30, 2012	1,284,089	8.25	1,284,089	19,959
December 1, 2012 to December 31, 2012	—	—	—	19,959
Total	1,284,089	8.25	1,284,089	19,959

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended December 31, 2012, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Income-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.*

*
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
Dated: January 31, 2013