Form 10-K
period 2013-03-31
hhgregg, Inc.
filed 2013-05-20
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2012 was approximately $118,810,727 based on the closing stock price of $6.90 per share on that day. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
The number of shares of hhgregg, Inc.’s common stock outstanding as of May 15, 2013 was 31,471,453.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2013) for the regular meeting of stockholders to be held on July 30, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTES

Cautionary Note Regarding Forward-Looking Statements
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate, statements around our ability to grow within our existing and new markets; our drivers of customer loyalty, referrals and repeat business; the impact of a motivated full-time sales force; timeline for new stores to generate positive cash flow and cash payback; our ability to expand our store concept to markets where there is demand for our product mix and customer service; expectations around slowing future store growth; expectations around becoming a national retailer; future focus on enhancing store productivity within existing markets, evolving our sales mix, enhancing our service offerings and expanding our customer base; our approach to building store density; impact of our store development strategy on our results of operation, net sales growth and capital expenditures; the number of store openings in fiscal 2014; how we enhance our brand image and customer experience; awareness around our financing offers and expectations around testing new offerings; other new credit offerings; non-recourse nature of financing offerings; increasing our service offerings; changes to our e-commerce experience; our new point-of-sale system; improvements to customer delivery capabilities; the richness of our products' features and innovations; our ability to compete in our market and industry; brand recognition and reputation; customer purchases of higher-margin, feature rich products; the outcome and impact of legal proceedings; payment of dividends; emphasis on appliances in our marketing strategies; expectations around the U.S. housing market and general economy; new product tests and launches and offerings; reshaping our video product category strategy and finding a more favorable mix of product offerings; shifting our product mix away from consumer electronic categories and increasing our product offerings around home entertainment furniture, fitness equipment and new product categories; impact of accounting policies and estimates; expectations around capital expenditures; our revolving credit facility; ability to fund operations; ability to refinance existing indebtedness; ability to obtain additional debt financing; future payments under our Non-Qualified Deferred Compensation Plan; our interest rate risk; and our tax assets. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors that are in some cases beyond our control. All of the forward-looking statements are subject to risks and uncertainties. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	the effect of general and regional economic and employment conditions on our net sales;

•	our ability to maintain a positive brand perception and recognition;

•	our ability to successfully execute our strategies and initiatives;

•	our ability to roll out new credit offerings to customers;

•	our ability to maintain the security of customer, associate and Company information;

•	the impact of average selling prices on net sales;

•	competition in existing, adjacent and new metropolitan markets;

•	competition from internet retailers;

•	ability to modify our product mix based on changes in consumer trends and preferences;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	our reliance on a small number of suppliers;

•	rapid inflation or deflation in core product prices;

•	the failure of manufacturers to introduce new products and technologies;

•	customer acceptance of new technology;

•	our dependence on our key management personnel;

•	our ability to attract and retain qualified sales personnel;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites for our stores and the negotiation of acceptable leases for those sites;

•	fluctuation in seasonal demand;

•	our ability to maintain our rate of growth and penetrate new geographic areas;

•	our ability to maintain and upgrade our information technology systems;

•	the effect of a disruption at our regional distribution centers;

•	changes in cost for advertising; and

•	changes in trade regulation, currency fluctuations and prevailing interest rates.
Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date hereof. Except as required by law, we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to these statements to reflect future events or developments.

PART I.

ITEM 1.	Business.
Our Company
Unless the context otherwise requires, the use of the terms “we”, “us”, “our”, “hhgregg” and the “Company” in this Annual Report on Form 10-K refers to hhgregg, Inc. and our subsidiaries. Our fiscal year ends on March 31.
We are a specialty retailer of home appliances, televisions, computers, consumer electronics, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of March 31, 2013, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. We also distinguish ourselves by offering next-day delivery on many of our products. Our superior customer purchase experience has enabled us to successfully compete against the other leading video and appliance retailers over the course of our 58-year history. We operate in one reportable segment. We do not have international operations.
We design our stores to be visually appealing to our customers and to highlight our premium selection of appliances and consumer electronics. We carry approximately 350 models of major appliances in stock and a large selection of TVs, consumer electronics, computers and mobile products, home entertainment furniture, mattresses and fitness equipment. We utilize flat panel television display walls, appliance displays and digital product centers to showcase our broad selection of products with advanced features and functionality. Our new store prototypes typically range from 25,000 to 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, direct mail, e-mail and web promotions.
Our sales can be categorized in the following manner:

•
Appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, cooking ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Amana, Electrolux, Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool. For fiscal 2013, home appliances represented 42% of net sales.

•
Video: We offer a broad selection of the latest video products, such as LED televisions and Blu-ray players. Representative brands include Coby, Curtis, Hisense, LG, Samsung, Seiki, Sharp, Sony and Toshiba. For fiscal 2013, video products represented 36% of net sales.

•
Computing and mobile phones: We offer a broad selection of computer and mobile phone products, including notebook computers, tablets and mobile phones. Representative brands include Apple, Asus, Dell, Kindle, Hewlett Packard, Samsung, Sony, Toshiba and Verizon. For fiscal 2013, computing and mobile phones represented 11% of net sales.

•
Other: We offer audio products, fitness equipment, furniture, mattresses and other select popular consumer electronics and accessories. Products such as home audio systems, cameras, personal navigation systems, gaming bundles and advanced cables generate and support store traffic and create cross-selling opportunities with our core products. For fiscal 2013, other products represented 11% of net sales.

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

We believe the following strengths contribute significantly to our success and position us for growth within our existing and new markets:
Superior customer purchase experience. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. Approximately 94% of our sales associates are full-time employees, supporting our goal of hiring individuals who are career oriented and motivated. We believe that, when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced appliance and video products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. We believe this further enhances our brand image and customer experience.
We offer next-day delivery for many of our products and also provide quality in-home installation services. These features significantly enhance our ability to sell large, more complex products. Our network of 15 regional and local distribution centers provides a local supply of inventory that supports our next-day delivery strategy. We conduct a significant number of customer surveys each year to ensure customer satisfaction and provide us with feedback to continue improving our superior customer purchase experience.
Multi-channel. We have enhanced our multi-channel capabilities to allow consumers to experience an integrated online and in-store purchase experience. Our multi-channel approach gives customers the ability to make a purchase in store, to buy online and pick up either in store or to buy online and have the product shipped or delivered.
Balanced mix of premium appliances and video products. We offer an extensive selection of premium appliances and video products. Historically, our appliance business has provided us with financial stability and consistently strong cash flow while our video products are typically more seasonal in nature. Our cash flow tends to be more stable over the long term as a result of our balanced merchandise mix of appliances and video products. In addition, the combination of appliances and large screen televisions, each of which frequently requires home delivery and installation, provides us with an additional stream of revenue related to in-home delivery and installation.
Proven ability to successfully penetrate new markets. We seek to expand our highly portable store concept into new markets where we believe there is significant underlying demand for our product mix and customer services, as well as an attractive demographic profile. We have successfully opened or acquired stores in 17 new metropolitan markets in the past five years, most recently in the Milwaukee and Green Bay, Wisconsin, Springfield, Illinois and St. Louis, Missouri markets. We typically enter a market with a scaled presence to efficiently leverage our advertising spending, regional management and delivery and distribution infrastructure. Within a short time period, usually not exceeding 18 months, we grow our store count in the new market to optimize leverage of our fixed costs and our market share. In fiscal 2014, we plan to slow our short term growth by opening a limited number of stores in existing markets. This will allow us to focus on maximizing the productivity of our existing store base and continue to enhance our product and service offerings. In the long-term, we continue to believe that we will be a national retailer.
Customer Purchase Experience
Our goal is to serve our customers in a manner that generates loyalty, referrals and repeat business. We focus on making every customer’s purchase experience a positive one and aim to be the primary destination for home appliances and consumer electronics in our markets. We employ multiple internal systems to ensure customer satisfaction in each of our markets, and we focus on offering a comprehensive suite of services such as delivery and home installation to our customers. We aim to offer the customer a convenient shopping experience by locating our stores in high traffic areas with a focus on visibility, access and parking availability.
Our philosophy for providing our customers with a superior purchase experience includes:

•	employing a highly motivated, commissioned sales force and training them so they are able to educate our customers on the benefits of feature-rich, higher margin products;

•	offering a deep product assortment in core categories;

•	providing a warm and bright store ambiance that showcases our products well;

•	providing quick and efficient delivery for many of our products and quality in-home installation services;

•	offering extended-term financing through third-party providers to qualified customers;

•	soliciting customer feedback to allow us to monitor and improve individual store and employee performance; and

•	offering customer support through our central call center seven days per week.
Private Label Credit Card. We offer customers financing through a private label credit card with a third-party financial institution. The third-party financial institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts. Private label credit card sales accounted for 35%, 31% and 29% of our net sales in fiscal 2013,

2012 and 2011, respectively. We have continued to increase the awareness of our financing offers with customers and expect to continue to test new offerings in fiscal 2014.
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
Merchandising and Purchasing
Merchandise. We focus on offering extensive product and brand selections. We offer a broad selection of leading brands at everyday competitive prices and provide a balance of appliances, video products, home products and other consumer electronics. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic. Our balanced mix of premium appliances and video products historically has provided us with more stable and less-seasonal cash flow.
Product Categories. We sell a wide variety of appliances, audio products, furniture, mobile phones, notebook computers, mattresses and video products. The table below lists selected products and representative brands for our core merchandise categories:

Category	Selected Products	Representative Brands
Appliances	Washers and dryers, refrigerators, cooking ranges, dishwashers, freezers, and air conditioners	Amana, Electrolux, Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool

Video	Flat panel televisions and Blu-Ray and DVD players	Coby, Curtis, Hisense, LG, Samsung, Seiki, Sharp, Sony and Toshiba

Computing and mobile phones	Computers, computer accessories, mobile phones and tablets	Apple, Asus, Dell, Kindle, Hewlett Packard, Samsung, Sony, Toshiba and Verizon

Other	Digital camcorders, digital cameras, fitness equipment, gaming bundles, home furniture, home theater receivers, mattresses, MP3 players, personal navigation, speaker systems and telephones	Ashley, Canon, Nikon, Samsung, Serta and Sony
Vendor Relationships. Our top 10 and 20 suppliers accounted for 79.3% and 90.5%, respectively, of merchandise purchased by us during fiscal 2013. Our key suppliers include Apple, Frigidaire, GE, Haier, HP, LG, Samsung, Sharp, Sony, Toshiba and Whirlpool.
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
Personnel and Training
Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Approximately 94% of our sales associates are full-time employees. Our sales associates are compensated based on both sales and profitability of the products and services they sell. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of ten hours per month to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.
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
Distribution and Warehousing
Our distribution and warehousing functions are designed to optimize inventory availability and turnover, increase delivery efficiency, and minimize product handling. Our distribution and warehousing system at March 31, 2013 consisted of five regional distribution centers, or RDCs, and 10 local distribution centers, or LDCs. RDCs receive products directly from manufacturers and stock merchandise for local customer delivery as well as store and LDC replenishment. LDCs receive inventory daily from their respective RDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our RDCs and LDCs operate seven days a week. All of our distribution facilities are leased.
The following table sets forth certain information relating to our RDCs and LDCs as of March 31, 2013:

Facility	Opening Date	Area Served	Size (sq. ft)
RDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Brandywine, Maryland	March 2010	Mid-Atlantic	393,440
Aurora, Illinois	July 2011	Great Lakes	247,360
Indianapolis, Indiana	June 1986	Midwest	319,458
Davenport, Florida	April 2008	Florida	282,126

LDC:
Charlotte, North Carolina	April 2005	Charlotte	60,000
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	89,643
Jacksonville, Florida	March 2008	Jacksonville	71,760
Pembroke Park, Florida	May 2011	Miami	66,095
Nashville, Tennessee	October 2006	Nashville	50,000
Philadelphia, Pennsylvania	April 2010	Philadelphia	86,304
Pittsburgh, Pennsylvania	September 2011	Pittsburgh	20,465
Raleigh, North Carolina	August 2007	Raleigh	108,000
Typically, large appliances, large-screen televisions, home entertainment furniture, mattresses, and fitness equipment are delivered to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry a limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as Blu-Ray players, digital cameras, notebook computers, small appliances, tablets and televisions less than 50 inches are adequately stocked in-store to meet customer demand.

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
Advertising and Promotion
We utilize ongoing advertising and weekly promotions to increase our brand awareness and to drive online and in-store traffic. We aggressively promote our products and services through the use of several mediums, which includes preprinted newspaper inserts, television, direct mail, e-mail communications, radio, digital advertising, social media, and web promotions. We currently outsource creative and media placement to advertising agencies, but handle newspaper insert and direct mail design and placement internally.
We enter new major markets with a comprehensive brand awareness campaign for a three-week period leading up to our grand opening. During the week of grand opening, we utilize a combination of television, radio, direct mail, social media and special newspaper insert offers to drive traffic to our stores.
Our website, www.hhgregg.com, features our full line of products and services and provides useful information to consumers on the features and benefits of our products, services, store locations and hours of operation. Our website has an updated look and feel, as we have added significant cosmetic and functionality enhancements. We offer both online shopping with delivery, as well as an in-store pickup option to increase customer traffic. Purchases can be made using our online financing application process. We also utilize the internet as an important customer information resource to drive in-store purchases of our merchandise and services.
Management Information Systems
We have been systematically updating and upgrading our management information systems in a multi-phase process to improve the efficiency of our store operations and enhance critical corporate and business planning functions. During the past five years, we:

•	implemented new database servers in order to improve overall system performance;

•	installed a new enterprise data warehouse to better integrate operating and merchandising information in a relational data base environment;

•	implemented a demand management and forecasting tool to add more robust analytical capabilities to our inventory management process;

•	opened an off-site data center to enhance our disaster recovery capabilities;

•	implemented a new web platform; and

•	have been in the process of developing a plan to replace our point of sale system.
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
Competition
The appliance and consumer electronics industries are highly competitive and concentrated among a group of major retailers. Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and internet-based businesses. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs and other specialty single- and multi-unit retail stores. Mass merchants continue to increase their offerings of consumer electronics products. Additionally, internet retailers continue to gain market share in smaller size consumer electronics products.
We compete against national retailers including Best Buy, Home Depot, Lowe’s, Sears and Wal-Mart in the vast majority of our markets. We also compete against regional retailers, such as BrandsMart and Fry’s, in several of our markets.

The appliance and consumer electronics industries compete on product selection, price and customer service. We differentiate ourselves through our emphasis on an extensive product offering, customer service and satisfaction while matching our competitors on price. We believe that our highly trained commissioned sales force, broad product and brand offerings and customer support services allow us to compete effectively in our markets for the following reasons:

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

•
We promote our products both in our stores and through advertising. We also highlight our service offerings, such as next-day delivery, in home installation and private-label credit financing promotions. These services are key to our customer base which appreciates better product information, high-end products, quality delivery and installation, and financing offers.

Environmental Matters
We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are likely to materially affect, our net earnings or competitive position, or have resulted or are expected to result in material capital expenditures. During fiscal 2013, we had no capital expenditures for environmental control facilities and no such expenditures are anticipated in the foreseeable future.
Seasonality
We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns for our products. For example, in fiscal 2013 and 2012, we generated 32.3% and 33.3%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes.
Trade Names and Trademarks
We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: hhgregg™, HHGREGG.COM®, H.H. Gregg Appliances Electronics Computers®, HHGREEN® , GIVING YOU THE POWER TO GO GREEN®, HHG®, Fine Lines®, hhgregg Fine Lines™, Fine Points™ and Price and Advice Guaranteed™.
Employees
As of March 31, 2013, we employed approximately 6,300 employees, of whom approximately 84% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.
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
The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.
We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.hhgregg.com — select the “Investor Relations” link and then the “Financials and SEC Filings” link.
We also make available, free of charge on our website, the charters of the Audit Committee, Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee, as well as the Code of Business Conduct and Ethics, Whistleblower Policy, Related Party Policy and the Corporate Governance Guidelines. These documents are posted on our website at www.hhgregg.com — select the “Investor Relations” link and then the “Corporate Governance” link.
Copies of any of the above-referenced documents will also be made available to any stockholder, free of charge, upon written request to:
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
If we fail to anticipate changes in consumer preferences and maintain positive brand perception and recognition, our net sales and profitability may decline.
Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase net sales depends to a large extent on the periodic introduction and availability of new products and technologies. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics such as high efficiency appliances and high definition televisions. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance. Our margins are enhanced due to our ability to sell more feature-rich products with higher margins early in the product life cycle, thus a lack of new products in the market would impair our ability to maintain gross margins as a percentage of sales. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost net sales and lower margins due to the need to mark down excess inventory. If we are unable to effectively introduce and sell new products to our customers, our business and results of operations could be adversely affected.
Additionally, we believe that recognition and the reputation of our brands are crucial to our success. The increasing usage of web-based social media means that consumer feedback and other information about our Company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. The impact of such feedback could negatively affect our brand perception and recognition, and as a result could result in declines in customer loyalty, lower employee retention and productivity, vendor relationship issues and other factors, all of which could materially affect our profitability.
Our success depends upon our effective execution of our strategies.
Our success depends on our ability to effectively identify, develop and execute our strategies. Our failure to properly deploy and utilize capital and other resources may adversely affect our initiatives designed to better position our business to drive additional traffic and increase sales in our comparable store base. Our ability to maintain and increase net sales depends to a large extent on our ability to introduce new product offerings that effectively utilize one or all of our key business strategies: providing customers with highly trained and consultative sales associates, best in class delivery and installation services, and compelling financing offers. If we fail to appropriately train our sales associates on our new product offerings, it is possible that they may not have enough product knowledge to meet customer needs. If we do not prepare effectively with our third party delivery and installation providers, it is possible that the quality of delivery and installation could be sacrificed, and it could damage our reputation. Additionally, for big ticket items we need to be able to provide compelling financing offers, failure to do so will result in lower sales volumes.
We have made additional investments in advertising and inventory of our home entertainment furniture and fitness equipment product offerings. If the strategy of increasing our emphasis on home entertainment furniture and fitness equipment offerings is unsuccessful, it could have a materially adverse effect on our net sales and results of operations. We will continue to test new product offerings in the future, but if those offerings are not accepted, it could materially adversely affect our net sales and results of operations.
We also continue to act upon our new store development strategy of opening stores in groups within a market in order to achieve efficiencies and maximize profitability; and our business strategy of offering customers a superior purchase experience. Failure to execute these initiatives and strategies could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the general economic conditions in our markets.
In general, our sales depend on discretionary spending by our customers. General economic factors and other conditions that may affect our business, include periods of slow economic growth or recession, political factors including uncertainty in social or fiscal policy, an overly anti-business climate or sentiment, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to hhgregg and its customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of terrorism and developments in the war against terrorism. Additionally, any of these circumstances concentrated in the region of the U.S. in which we operate could have a material adverse effect on our net sales and results of operations. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

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
Regulatory and other developments could impact our credit card financing offers available to customers and have a material adverse impact on our net sales and profitability.
We offer private-label credit cards through a third-party financial institution that manages and directly extends credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Private label credit card sales accounted for 35%, 31% and 29% of our net sales in fiscal 2013, 2012 and 2011, respectively. We view these arrangements as a way to generate incremental sales of products and services from customers who prefer the financing terms to other available forms of payment, and incremental income from the bounties, rebates and commissions received from our banking partner. During fiscal 2014, we plan to roll out lease to own options through a third party provider to all stores by the end of the second fiscal quarter. This will allow us to offer credit offerings to customers who had been historically turned down for credit through our private-label card. Additionally, we plan to test a secondary finance offering for the lower-middle income consumer.
Recently enacted legislative and regulatory changes that focus on a variety of credit related matters have had no material adverse impact on our operations to date. However, if future legislative or regulatory restrictions or prohibitions arise that affect our ability to offer promotional financing and we are unable to adjust our operations in a timely manner, our net sales and profitability may be materially adversely affected.
Additionally, as the economic and regulatory environment in the banking industry continue to change, banks continue to re-evaluate their strategies, practices and terms, including, but not limited to, the levels at which consumer credit is granted and the strategic focus on various business segments, such as the private-label retail partner card business. If any of our credit card programs ended prematurely, the terms and provisions, or interpretations thereof, were substantially modified, or approval rates or types of financing offered to our customers amended, promotional financing volumes could be materially adversely affected.

We have many competitors, direct and indirect. If we fail to execute our merchandising, marketing and distribution strategies effectively, those competitors could take sales and market share from us.
The retail market for consumer electronics and major home appliances is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Home Depot, Lowe’s, Sears, Wal-Mart, internet retailers, regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar major home appliances and consumer electronics that we do. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.
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
Any significant compromise or breach of customer, associate or Company data security could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, including but not limited to Payment Card Industry compliance, and such compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. If any such compromise or breach were to occur, it could adversely affect our results of operations.
Our comparable store sales may not be an indication of our future results of operations because they fluctuate significantly.
Our historical comparable store sales growth figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	New product introductions;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	Reduction in new store openings;

•	The percentage of our stores that are mature stores;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores; and

•	Our ability to execute our business strategies effectively.
Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.
Our ability to maintain and increase both net sales and product margins depends to a large extent on the periodic introduction and availability of new products and technologies.
We believe that the introduction and continued growth in consumer acceptance of new products will have a significant impact on our ability to increase net sales and maintain product margins. Our products are subject to significant technological changes, and we are dependent on our suppliers to continually invest in research and development to ensure we have new products and technologies in our stores. Innovative, heavily-featured products are typically introduced at relatively high price points. In response to continuing pressure from consumers and our competitors, price points may be reduced more quickly and to a greater degree, as compared to our prior practice in order to drive consumption. As a result, unit sales must increase at a greater rate than average selling prices decline in order to maintain or grow comparable store sales. If new product introductions do not drive enough sales volume at higher price points, prices will have to be reduced in order to sell existing inventory, which may negatively impact our ability to maintain our historical comparable store sales levels. If there were no new technologies or features in our products, we would see a material adverse impact to our net sales and product margins.
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
Additionally, we anticipate implementing a new point-of-sale system during fiscal 2014. We expect that our implementation plan will include sufficient testing, backup plans and implementation will be conducted in a manner that will not create a significant business interruption or sacrifice the integrity of the data produced by these systems. Any failure in our implementation plan could cause an interruption in our operations and adversely affect our results of operations.
A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.
The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Apple, Frigidaire, GE, Haier, HP, LG, Samsung, Sharp, Sony, Toshiba and Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 79.3% and 90.5%, respectively, of our purchases in fiscal 2013. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.
Our suppliers also supply us with marketing funds and volume rebates. If our suppliers fail to continue these incentives, it could have a material adverse effect on our net sales and results of operations.
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

•
The impact of proposed, new or changing statues and regulations, including, but not limited to, corporate governance matters, environmental, financial reform, Health Insurance Portability and Accounting Act, health care reform, labor reform, Payment Card Industry compliance, and/or other as yet unknown legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

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
Failure to effectively manage our costs could have a material adverse affect on our profitability.
Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could materially adversely affect our profitability.

If we fail to hire, train and retain key management, qualified managers, sales associates and other employees, we could have difficulty implementing our business strategy, which may result in reduced net sales, operating margins and profitability.
One key element of our competitive strategy is the experience and continued service of our senior management. We have employment agreements with these key officers which include secrecy, non-competition and other customary provisions. If members of senior management cease to be active in the management of our business or decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy, which may result in reduced net sales, operating margins and profitability.
Another key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our MIT program, our level of customer service may decline, which may decrease our net sales and profitability. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. Additionally, the National Labor Relations Board could significantly impact the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.
Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.
We may provide public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we revise our guidance for future periods, the market price of our common stock may decline.
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
New stores that we open may not be profitable or may take longer than anticipated to open or to reach desired levels of profitability. Furthermore, the addition of new stores in existing markets may adversely affect the performance of nearby stores. Collectively, this could lower our profit, operating income and profit margins. There are a number of factors that could affect our ability to open or acquire, as well as operate new stores at profitable levels consistent with our existing stores, including:

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
Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 56.5% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which our other stockholders may not agree or that may not be in the best interests of our other stockholders.
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
Stores and Store Operations
Operations. Our store operations are organized into 22 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, two sales managers and a staff averaging 20 salespeople and 10 additional support staff. Our stores are open seven days and six nights a week.
Locations. As of March 31, 2013, we leased all of our stores and distribution centers, which are located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. Our stores average approximately 32,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, regional distribution and warehousing facility, and corporate call center. Our distribution and warehousing system consists of five regional distribution centers, or RDCs, and ten local distribution centers, or LDCs. For a description of our RDCs and LDCs, see “Item 1. Business-Distribution and Warehousing.”
The following table sets forth our store locations:

State	Stores Opened at March 31, 2012	Store Openings	Store Closures	Stores Opened at March 31, 2013
Alabama	6	—	—	6
Delaware	3	—	—	3
Florida	34	1	—	35
Georgia	15	1	—	16
Illinois	15	4	—	19
Indiana	18	1	—	19
Kentucky	6	—	—	6
Louisiana	—	3	—	3
Maryland	11	—	—	11
Mississippi	1	—	—	1
Missouri	—	3	—	3
New Jersey	3	—	—	3
North Carolina	17	—	—	17
Ohio	28	—	—	28
Pennsylvania	18	1	—	19
South Carolina	7	—	—	7
Tennessee	11	—	—	11
Virginia	15	—	—	15
West Virginia	—	1	—	1
Wisconsin	—	5	—	5
	208	20	—	228
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
In the past five years, we have successfully entered 17 new metropolitan markets, most recently in Milwaukee and Green Bay, Wisconsin, Springfield, Illinois, and St. Louis, Missouri. Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This timeframe can be reduced to six to nine months when no new property build-out is required. In fiscal 2013, we opened 20 new stores, predominately in the St. Louis, Missouri and Milwaukee, Wisconsin markets.
In order to focus on maximizing the sales and profitability of our existing store base, our near term expectations will be to slow our store growth by opening a limited number of stores in existing markets where we can leverage current distributing, advertising and regional management infrastructure. We plan to focus on continuing to evolve our sales mix, expanding our customer base, and enhancing our product and service offerings.
Our long term expectations are to become a national retailer. There are several opportunities on which we will seek to capitalize when completing this long term strategy: opportunities in the real estate market, consumer acceptance of our model, strong vendor support, and availability of field talent. As we execute this strategy, we will continue to monitor the balance between profitability, stockholder return and liquidity.

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
Market for Registrant's Common Equity
Our common stock is traded on the New York Stock Exchange under the ticker symbol "HGG". The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange — Composite Index during the periods indicated.

	Stock Price
	High	Low
Fiscal 2013
Fourth Quarter	$11.35	$7.00
Third Quarter	8.50	5.94
Second Quarter	11.64	6.17
First Quarter	11.80	9.59
Fiscal 2012
Fourth Quarter	$13.81	$10.03
Third Quarter	16.45	9.48
Second Quarter	13.64	9.75
First Quarter	15.47	12.02
Holders
As of April 30, 2013, there were 72 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).
Dividends
We did not pay cash dividends on our common stock during the last two fiscal years and do not expect to pay cash dividends in the near future. In addition, the terms of our credit facilities place restrictions on our ability to pay dividends and otherwise transfer assets to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for more information on our credit facilities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and restricted stock units, and optimizing our capital structure.
On May 24, 2012, our Board of Directors authorized a new share repurchase program (the “May 2012 Program”) allowing the Company to repurchase up to $50.0 million of its common stock. The share repurchase program allows for the repurchase of our common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 23, 2013. The previous share repurchase program expired on May 19, 2012. During fiscal 2012, we repurchased 3.7 million shares at a cost of $47.6 million. During fiscal 2013, we repurchased 5.5 million shares at a cost of $48.2 million. At the end of fiscal 2013, $1.8 million of the $50.0 million of share repurchases authorized by our Board in May 2012 was available for future share repurchases.
We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock.
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our May 2012 share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—	$—	—	$19,959
February 1, 2013 to February 28, 2013	1,899,401	9.58	1,899,401	1,768
March 1, 2013 to March 31, 2013	—	—	—	1,768
Total	1,899,401	9.58	1,899,401	1,768
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of March 31, 2013 relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by securities holders	3,478,062	(1)	$15.81	(2)	1,996,714
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,478,062		$15.81		1,996,714

(1)	Consists of 35,333 options issued pursuant to the Gregg Appliances Inc. 2005 Stock Option Plan and 3,442,729 options issued pursuant to the hhgregg, Inc. 2007 Equity Incentive Plan.

(2)
This number reflects the exclusion of 155,600 shares in the form of restricted stock units granted pursuant to our equity plans included in column (a). These awards allow for the distribution of shares to the grant recipient upon vesting and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price.

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
The graph below compares the cumulative total stockholder return on hhgregg common stock from the initial public offering (IPO) date of July 19, 2007 through March 31, 2013 with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500), and the Standard & Poor’s Retail Index (S&P Retail Index).
The graph assumes an investment of $100 at the close of trading on July 19, 2007, the hhgregg IPO date, in hhgregg common stock, the S&P 500 and the S&P Retail Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	July 19, 2007	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013
hhgregg, Inc.	100	108.81	194.15	103.00	87.54	85.00
S&P 500	100	51.38	75.30	85.37	90.69	101.04
S&P Retail Index	100	56.24	86.14	98.97	119.20	103.59

ITEM 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2013, 2012, 2011, 2010 and 2009 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except share and per share data and as otherwise indicated. We have not declared cash dividends for the periods indicated below.

	Fiscal Year Ended March 31,
	2013 (2)	2012 (2)	2011 (1)(2)	2010 (1)	2009 (2)
Statement of Income Data:
Net sales	$2,474,759	$2,493,392	$2,077,651	$1,534,253	$1,396,678
Gross profit	717,586	720,388	629,760	466,941	435,108
Income from operations (9)	43,759	109,800	86,271	68,791	69,643
Net income (9)	$25,369	$81,373	$48,208	$39,198	$36,497
Share and Per Share Data:
Weighted average shares outstanding
Basic	34,430,641	37,749,354	39,394,708	36,649,515	32,391,392
Diluted	34,496,788	38,079,685	40,368,223	37,990,208	33,063,511
Net income per share (9)
Basic(3)	$0.74	$2.16	$1.22	$1.07	$1.13
Diluted (4)	$0.74	$2.14	$1.19	$1.03	$1.10
Cash Flow Data:
Net capital expenditures (5)	$54,020	$81,429	$59,938	$58,510	$21,117
Operating Statistics:
Gross profit (as a percentage of net sales)	29.0%	28.9%	30.3%	30.4%	31.2%
Income from operations (as a percentage of net sales) (9)	1.8%	4.4%	4.2%	4.5%	5.0%
Working capital (as a percentage of net sales) (6)	7.0%	7.4%	7.7%	12.0%	5.1%
Number of stores, end of period	228	208	173	131	110
Total store square footage (in thousands)	7,309	6,772	5,737	4,403	3,698
Comparable store sales decrease (7)	(8.7)%	(1.1)%	(4.0)%	(6.6)%	(8.3)%
Inventory turnover (8)	5.9x	7.2x	7.0x	6.2x	7.0x
Balance Sheet Data:
Cash and cash equivalents	$48,592	$59,244	$72,794	$157,837	$21,496
Total assets	676,421	642,784	549,645	605,919	350,375
Total debt, including current portion	—	—	—	88,341	92,608
Stockholders’ equity	346,658	359,520	316,586	253,408	125,153

(1)
Fiscal 2011 and fiscal 2010 net income includes losses related to the early extinguishment of debt of $2.1 million and $0.1 million, respectively. Please refer to footnote 6 of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the fiscal 2011 amount.

(2)
Fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2009 net income includes $0.5 million, $0.8 million, $0.1 million and $0.6 million, respectively of asset impairment charges. Impairment charges were related to specific stores where the expected future cash flows were less than the carrying amount of the property. Please refer to footnote 1(i) of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the impairment charges for fiscal 2013, fiscal 2012 and fiscal 2011.

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

(7)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.

(8)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

(9)	Fiscal 2012 net income, income from operations, and net income per share include $40.0 million of life insurance proceeds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Historical Consolidated Financial and Other Data,” and our consolidated financial statements and related notes appearing elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for more information.
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
Overview
hhgregg, Inc. is a specialty retailer of home appliances, consumer electronics, computers and mobile products, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of March 31, 2013, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. We operate in one reportable segment. We do not have international operations. References to fiscal years in this report relate to the respective 12 month period ended March 31.
Our 2013 fiscal year is the 12 month period that ended on March 31, 2013. Throughout our MD&A, we refer to comparable store sales. Comparable store sales is comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website. The method of calculating comparable store sales varies across the retail industry and our method of calculating comparable store sales may not be the same as other retailers’ methods.
This overview section is divided into four sub-sections discussing our operating strategy and performance, store development strategy, business strategy and core philosophies and seasonality.
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance and video products. We carry approximately 350 models of major appliances in stock, and a large selection of TVs, consumer electronics, mattresses, computers and mobile products, home entertainment furniture, and fitness equipment. Appliance and video sales comprised 78% and 80% of our net sales mix for the twelve months ended March 31, 2013 and 2012, respectively.
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
In response to the declines in our overall comparable store sales largely resulting from the performance of the video category, we have developed three major initiatives for fiscal 2014, which are continuing to evolve our sales mix, expanding our base of customers and enhancing our service offerings.
Our first initiative for fiscal 2014 is to reshape our sales mix through a continued increase in focus on the appliance category as well as the introduction of new products and categories. Our sales in the appliance category have increased on a comparative basis over the past seven quarters, and we have continued to gain market share in our markets. To maintain this growth, we plan to continue to place greater emphasis on appliances in our marketing strategies and continue to improve on our service offerings within the category. We also expect that as the U.S. housing market and general economy continues to improve, the appliance industry will experience increases in demand. Additionally, during fiscal 2013, we tested and launched new products and categories, including home entertainment furniture and home fitness products. Given the early success of these new categories, we plan to test additional furniture products in our stores including dinette sets and bedroom packages, as well as expanding the number of room packages in our stores. The video category will continue to be an important category for us, but our emphasis will be on larger screen sizes and areas of the video category that we believe we can add value to the sale with our sales force. Within the video category, we plan to improve our balance of gross profit and market share through positioning our new assortment strategy.
Our second initiative for fiscal 2014 is to expand our customer base through increased credit offerings, creating a new ad campaign and focusing greater attention on promoting compelling offers of consumer electronics to drive traffic to our stores. Over the past 12 months, our non-recourse private label credit card penetration has increased 440 basis points to 34%. We continue to encourage the use of the card, not only through in store payment options, but through offers such as our 5% discount on qualifying purchases. In addition to our private label credit card, we also plan to roll out lease to own options through a third party provider to all stores by the end of the second fiscal quarter of fiscal 2014. This will allow us to offer credit offerings to customers who historically had been turned down for credit through our private label card. Additionally, we plan to test a secondary finance offering for the lower-middle income consumer. We believe that enhancing our credit offerings will generate greater brand loyalty, higher average sales per transaction, and increased premium service plan sales. To supplement our initiatives to expand our customer base we selected a new advertising agency to assist us in delivering the marketing messages necessary to execute on our initiatives. We plan to launch a new advertising campaign during the second fiscal quarter of 2014. We also plan to utilize innovations in consumer electronics to drive additional customer traffic.
Our third initiative for fiscal 2014 is to enhance our service offerings, with particular emphasis on our website capabilities. By partnering with a third party we expect to more than double our product assortment online through an expanded aisle. We also plan to update our mobile commerce site by allowing greater functionality, including transacting through the site. Additionally, we plan to enhance the in-store customer experience by implementing a new point of sale system, which will not only have new capabilities, but expedite the check-out process to decrease the time to complete a sale. We also plan to continue to improve our customer service by raising the standards of execution by our sales team members. This will include reshaping our new hire training and our manager-in-training curriculum, as well as additional product training around our new product offerings. Along with additional training, we will also be adding tablet technology to our delivery drivers enabling greater communication between the delivery driver and customer. We believe this will continue to differentiate us in our commitment to be best-in-class in home delivery and installation.
Key Metrics
The following table summarizes certain operating data that we believe are important to an understanding of our operating model:

	Fiscal Year Ended March 31,
	2013	2012	2011
Inventory turnover (1)	5.9x	7.2x	7.0x
Working capital (as a percentage of net sales) (2)	7.0%	7.4%	7.7%
Net capital expenditures (as a percentage of net sales) (3)	2.2%	3.3%	2.9%
Income from operations (as a percentage of net sales) (4)	1.8%	4.4%	4.2%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

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
We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 6.7 turns per year over the past three fiscal years. During fiscal 2013, we rolled out new product categories of home entertainment furniture and fitness equipment, which elevated inventory levels as compared to the prior year. Our working capital, expressed as a percentage of net sales, has averaged 7.4% over the past three fiscal years. Our net capital expenditures, measured as a percentage of net sales, have averaged 2.8% over the past three fiscal years.
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
We believe our products are rich in features and innovation. We believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We focus our product assortment on big box items requiring in-home delivery and installation in order to utilize service offerings. We follow up on the customer purchase experience by offering next-day delivery on many of our products and in-home installation service.
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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales is also negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the past few months, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has resulted in lost market share in the video category, as we offered fewer smaller screen size televisions. In future years, we will continue to evaluate our mix of product offerings in the video category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic.
Other consumer electronics categories have also experienced significant demand pressure. Cameras, camcorders, mp3 players, and GPS devices have been largely replaced by the use of smart phones. As such, we continue to shift our product mix away from these categories and into the computing and mobile phone category.
In addition to testing new products in existing categories, we have also expanded into new product categories that fit our core competencies, including home entertainment furniture and fitness equipment. We will continue to refine our assortment in these categories as we learn more about their success in our stores. We expect to test various products such as other types of home furniture including, but not limited to, dinette sets and bedroom furniture.
We are also testing additional credit offerings for our consumers. As over one-third of our sales today are transacted on the hhgregg private label credit card, we want to be able to expand our consumer base to allow new consumers to shop in our stores. We expect to add a lease to own program through a third party provider to all stores by the end of the fiscal second quarter of 2014, and expect to test a secondary financing offer for the lower-middle end income consumer. We expect these programs will be non-recourse to the Company through the use of third party solutions.
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
Our near term expectations will be to slow our store growth and shift the balance of our focus to sales and profit productivity in our existing store base. We plan to focus our time and investments on enhancing our store productivity within our existing markets through growth in both new and existing product categories, as well as increasing our focus on large deliverable home products, along with growing our competencies with our e-commerce platform. We expect this short-term reduction in the number of new store openings to favorably impact our results of operations as a result of the decrease in store opening costs. Additionally, we would expect modest declines in capital expenditures due to the decrease in new store capital expenditures. We also expect to see a decline in our net sales growth as compared to previous years’ results due to fewer anticipated new store additions.
During the past twelve months, we opened 20 new stores. Of the new store openings in fiscal 2013, 17 were opened in new markets or markets entered into last fiscal year, including Champaign, Springfield and Chicago, Illinois; New Orleans, Louisiana; St. Louis, Missouri; Pittsburgh, Pennsylvania; and Green Bay and Milwaukee, Wisconsin.
Seasonality. Our business is seasonal, with a higher portion of net sales, operating costs, and operating profit realized during the quarter that ends December 31 due to the overall demand for consumer electronics during the holiday shopping season. Appliance sales is impacted by seasonal weather patterns, but is less seasonal than our electronics business and helps to offset the seasonality of our overall business.
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
Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
We have two primary types of vendor allowances that do not represent reimbursements of specific, incremental and identifiable costs. The first type of allowance is calculated based on a specific percentage of our purchases. In most cases the percentage is not dependent on any monthly, quarterly or annual purchase volumes or any other performance terms with our vendors. Additionally, these allowances are deducted directly from the amounts we owe to the vendor for the product. For this type of vendor allowance, we record inventory at net cost (i.e. invoice cost less vendor allowance) at the time of receipt.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross margin and inventory. However, substantially all vendor allowance receivables and deferrals outstanding at year end are collected and recognized within the following quarter, and therefore do not require subjective long-term estimates. Adjustments to gross margin and inventory in the following fiscal year have historically not been material. A 10% difference in our vendor allowance receivables at March 31, 2013, would have affected net earnings by approximately $0.6 million in fiscal 2013.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology or customer preferences affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 31, 2013, would have affected net earnings by approximately $0.2 million in fiscal 2013.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 31, 2013, would have affected net earnings by less than $0.1 million in fiscal 2013.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For the fiscal year ended March 31, 2013, 2012 and 2011, we recorded a pre-tax impairment loss of $0.5 million, $0.8 million, and $0.1 million, respectively, related to asset impairment of our retail locations.
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
To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. At March 31, 2013 and 2012, we had no liability for unrecognized tax benefits.
Revenue Recognition
We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives service. We honor returns from customers within 30 days from the date of sale and provide allowances for estimated returns based on historical experience.

We sell gift cards to our customers in our retail stores and online. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, which we refer to as gift card breakage, and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based on historical redemption patterns. Prior to fiscal 2011, we did not have historical data to estimate gift card breakage and thus did not recognize any gift card breakage in earnings. Breakage recognized was not material to our results of operations during fiscal 2013, 2012 or 2011.
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
A 10% change in our sales return reserve at March 31, 2013 would have affected net earnings by less than $0.1 million in fiscal 2013.
Self-Insured Liabilities
We are self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.
The following table provides our stop loss coverage for the fiscal years ended March 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year ended March 31,
	2013	2012	2011
Workers’ Compensation — per occurrence	$300	$300	$300
Workers’ Compensation — per occurrence (OH)	$500	$500	$500
General Liability — per occurrence	$250	$250	$250
Motor Vehicles — per occurrence	$100	$100	$100
Medical Insurance — per participant, per year	$300	$300	$150
When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, management reviews its assumptions and the valuation provided by an independent third-party actuary to determine the adequacy of our self-insured liabilities.
Our self-insured liabilities contain uncertainties because management makes assumptions and applies judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.
We have not made any material changes in the accounting methodology used to establish and adjust our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at March 31, 2013, would have affected net earnings by approximately $0.5 million in fiscal 2013.

Results of Operations
Operating Performance. The following table presents selected consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Years Ended
	March 31,
	2013	2012	2011
Net sales	$2,474,759	$2,493,392	$2,077,651
Net sales % (decrease) increase	(0.7)%	20.0%	35.4%
Comparable store sales % decrease (1)	(8.7)%	(1.1)%	(4.0)%
Gross profit as a % of net sales	29.0%	28.9%	30.3%
SG&A as a % of net sales	20.5%	20.0%	20.7%
Net advertising expense as a % of net sales	5.1%	4.7%	4.2%
Depreciation and amortization expense as a % of net sales	1.6%	1.4%	1.3%
Life insurance proceeds as a % of net sales	—%	1.6%	—%
Income from operations as a % of net sales	1.8%	4.4%	4.2%
Net interest expense as a % of net sales	0.1%	0.1%	0.2%
Loss related to early extinguishment of debt as a % of net sales	—%	0.1%	—%
Net income	$25,369	$81,373	$48,208
Net income per diluted share	$0.74	$2.14	$1.19
Weighted average shares outstanding—diluted	34,496,788	38,079,685	40,368,223
Number of stores open at the end of period	228	208	173

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website.
Net income was $25.4 million, or $0.74 per diluted share, for fiscal 2013 compared with net income of $81.4 million, or $2.14 per diluted share for fiscal 2012 and $48.2 million, or $1.19 per diluted share for fiscal 2011. The decrease in net income for fiscal 2013 as compared to fiscal 2012 was primarily the result of the receipt of $40.0 million of life insurance proceeds in fiscal 2012, a comparable store sales decrease of 8.7%, an increase in SG&A as a percentage of net sales and an increase in net advertising as a percentage of net sales, partially offset by the net addition of 20 stores during the past 12 months and a modest increase in gross margin as a percentage of net sales. The increase in net income for fiscal 2012 as compared to fiscal 2011 was the result of the receipt of $40.0 million of life insurance proceeds and a 20.0% increase in net sales due to the net addition of 35 stores, offset by a comparable store sales decrease of 1.1%, a decrease in gross profit as a percentage of net sales and an increase in net advertising as a percentage of net sales.
Net sales decreased 0.7% in fiscal 2013 to $2.47 billion from $2.49 billion in fiscal 2012. Net sales increased 20.0% in fiscal 2012 to $2.49 billion from $2.08 billion in fiscal 2011. The decrease in net sales for fiscal 2013 was attributable to a comparable store sales decrease of 8.7%, partially offset by the net addition of 20 stores during the past 12 months. The increase in net sales for fiscal 2012 was primarily attributable to the net addition of 35 stores during fiscal 2012 partially offset by a 1.1% decrease in comparable store sales.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2013, 2012 and 2011 were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2013	2012	2011	2013	2012	2011
Appliances	42%	37%	36%	4.6%	3.0%	(0.2)%
Video	36%	43%	46%	(22.6)%	(8.7)%	(6.3)%
Computing and mobile phones (1)	11%	9%	6%	8.0%	52.9%	21.6%
Other (2)	11%	11%	12%	(13.5)%	(9.2)%	(14.2)%
Total	100%	100%	100%	(8.7)%	(1.1)%	(4.0)%

(1)	Primarily consists of computers, mobile phones and tablets.

(2)	Primarily consists of accessories, audio, fitness equipment, furniture, mattresses and personal electronics.
Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012
The increase in comparable store sales within the appliance category for the 12 month period was due to an increase in both unit demand and average selling prices. The decrease in comparable store sales for the video category for the 12 month period ended March 31, 2013 was due primarily to double digit declines in units sold, slightly offset by low single digit increases in average selling prices, largely resulting from our strategy of offering fewer entry level models and a greater mix of larger screen televisions. The increase in comparable store sales within the computing and mobile phones category for the 12 month period was driven by increased demand for tablets and mobile phones, partially offset by decreased demand for notebook computers. The decrease in comparable store sales within the other category was primarily the result of double digit comparable store sales decreases in cameras, camcorders and small electronics partially offset by sales increases in mattresses and sales from the home entertainment furniture and fitness equipment categories.
Gross profit margin, expressed as gross profit as a percentage of net sales, increased approximately 10 basis points for the 12 months ended March 31, 2013 to 29.0% from 28.9% for the comparable prior year period. The increase in gross profit margin for the period was due to increases in gross margin rates within the appliance, video and other categories coupled with a positive shift in our overall net sales mix to the appliance category, partially offset by declines in the computing and mobile phones category. The appliance category was favorably impacted by a continued mix shift to higher efficiency products which generate higher gross margin rates. The increase in the video category gross margin rate was largely due to a favorable mix of larger LED model screen sizes, which generate higher gross margin rates than smaller screen LCD models. The increase in the other category was due to an increase in sales of mattresses and the addition of home entertainment furniture and fitness equipment, partially offset by gross margin pressure in audio and accessories. The decrease in computing and mobile phones was the result of gross margin rate declines largely within mobile phones, which was primarily due to an assortment change within mobile phones that occurred during the fourth fiscal quarter.
SG&A expense, as a percentage of net sales, increased 52 basis points for the 12 months ended March 31, 2013, compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in occupancy costs as a percentage of net sales due to the deleveraging effect of the comparable store sales decline in addition to an increase in-home delivery expense as a percentage of net sales due to a higher sales mix of deliverable product. This increase was partially offset by decreases in other SG&A accounts as a result of cost control measures.
Net advertising expense, as a percentage of net sales, increased 36 basis points during the 12 months ended March 31, 2013, compared to the prior year period. The increase as a percentage of net sales was driven largely by the sales deleverage of our net sales decline.
Depreciation and amortization expense, as a percentage of net sales, increased 27 basis points for the 12 months ended March 31, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the capital spend associated with the 20 new stores opened during the past 12 months and the deleveraging effect of our net sales decline.
Our effective income tax rate for the 12 months ended March 31, 2013 increased to 38.8% from 24.1% in the comparable prior year period. Excluding the impact of the non-taxable life insurance proceeds received in fiscal 2012, the adjusted effective income tax rate was 38.4% for the fiscal year ended March 31, 2012. The increase in the adjusted effective income tax rate, which excludes the impact of the non-taxable life insurance proceeds, is primarily the result of federal income tax credits recognized in fiscal 2012 under the Hiring Incentives to Restore Employment Act of 2010.  These credits were no longer available in fiscal 2013.
Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011
Our 1.1% comparable store sales decrease for the 12 months ended March 31, 2012 was primarily driven by the 8.7% decrease in the video category, which was the result of a double digit decline in average selling prices partially offset by increased unit demand. The 3.0% comparable store sales increase in appliances was due to an increase in both demand and average selling prices, driven largely by our initiatives to capture market share and outpace the marketplace in comparable store sales growth. The comparable store sales increase in the computing and mobile phones category was driven by increased demand in notebook computers and the additional offering of tablets and mobile phones in fiscal 2012. The 9.2% comparable store sales decrease in the other category was due primarily to double digit comparable store sales decreases in small electronics and mid single digit decreases in cameras and camcorders, offset by strong double digit growth in mattresses.
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
SG&A expense increased $68.8 million, or as a percentage of net sales, decreased 69 basis points for the 12 months ended March 31, 2012, compared with the prior year period. The improvement in SG&A was largely due to slight decreases in occupancy costs and wage expenses, offset by a slight increase in delivery costs, which was a result of an increase in appliances as a percentage of our total net sales.
Net advertising expense, as a percentage of net sales, increased 51 basis points during the year ended March 31, 2012. Net advertising expense was $117.4 million for the 12 months ended March 31, 2012 compared to $87.3 million for the comparable prior year period. The increase in advertising expense as a percentage of net sales was driven largely by increased promotions to drive market share and the launch of our new mobile phones category.
Other expense was $2.6 million for the 12 months ended March 31, 2012 compared to $7.0 million in the prior year period. The change in other expense was primarily due to a loss on early debt extinguishment of $2.1 million incurred in fiscal 2011 and lower interest expense as a result of lower debt levels in fiscal 2012 as compared to the prior year.
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
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	March 31, 2013	March 31, 2012	March 31, 2011
Net cash provided by operating activities	$66,053	$117,037	$58,997
Net cash used in investing activities	(53,986)	(81,349)	(59,785)
Net cash used in financing activities	(22,719)	(49,238)	(84,255)
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
During fiscal 2014, we plan to open a limited number of stores in existing markets. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. We expect capital expenditures, net of sale and leaseback proceeds and tenant allowances from landlords, for fiscal 2014 store openings and relocations to range between $28 million and $32 million. We expect capital expenditures for fiscal 2014 will be funded through cash and cash equivalents, income from operations, borrowings under our Revolving Credit Facility and tenant allowances from landlords.
Net cash provided by operating activities. Net cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, asset impairment, deferred taxes and stock-based compensation expense. Cash provided by operating activities was $66.1 million, $117.0 million and $59.0 million for fiscal 2013, 2012 and 2011, respectively. The decrease in cash provided by operating activities from fiscal 2013 to fiscal 2012 is due to life insurance proceeds of $40.0 million received in fiscal 2012, a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable) and the net change in our other current operating assets and liabilities, and the decrease in cash received from landlords for tenant allowances due to opening fewer stores in the current period compared to the prior period. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments. The increase in cash provided by operating activities from fiscal 2011 to fiscal 2012 is primarily due to the $40.0 million in life insurance proceeds received in fiscal 2012, a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable), an increase in tenant allowances received from landlords, and a decrease in the excess tax benefits from stock-based compensation. These increases in cash provided by operating activities were partially offset by the net change in our other current operating assets and liabilities, the change in which was primarily a result of differences in timing of customer sales and vendor payments.
Net cash used in investing activities. Net cash used in investing activities was $54.0 million, $81.3 million, and $59.8 million for fiscal 2013, 2012 and 2011, respectively. The decrease for fiscal 2013 compared to fiscal 2012 in cash used in investing activities is due to lower purchases of property and equipment associated with the opening of new stores. In fiscal 2013, we opened 20 new stores compared to 35 stores in fiscal 2012. The increase for fiscal 2012 compared to fiscal 2011 is primarily due to capital expenditures related to new stores. We opened 35 new stores in fiscal 2012 compared to 43 new stores in fiscal 2011, however the expenditures for fiscal 2011 stores were primarily incurred during fiscal 2012 due to the timing of the store openings.
Net cash used in financing activities. Net cash used in financing activities was $22.7 million, $49.2 million, and $84.3 million for fiscal 2013, 2012 and 2011 respectively. The decrease in cash used in financing activities from fiscal 2013 to fiscal 2012 is due to net borrowings provided by an inventory financing facility entered into during the current year of $9.0 million, an increase in cash provided by bank overdrafts of $16.3 million, an increase in proceeds from exercise of stock options of $1.9 million, offset by an increase in funds used for treasury stock repurchases of $0.7 million. The decrease in cash used in financing activities from fiscal 2012 to fiscal 2011 was primarily due to payments totaling $89.9 million, including principal repayments to retire our term debt and transaction costs to amend our Revolving Credit Facility in fiscal 2011, offset by $47.6 million in repurchases of common stock during fiscal 2012.
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
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.50%. The Revolving Credit Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional, and Gregg Appliances has no other subsidiaries.
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
The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at March 31, 2013.
As of March 31, 2013 and 2012, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding which expire through December 31, 2013. As of March 31, 2012, Gregg Appliances had $5.2 million of letters of credit outstanding which expired by December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $189.8 million and $175.0 million, as of March 31, 2013 and 2012, respectively. The interest rate based on the bank’s prime rate as of March 31, 2013 and March 31, 2012 was 4.25%.
Long Term Liquidity. Anticipated cash flows from operations and funds available from our Revolving Credit Facility, together with cash on hand, should provide sufficient funds to finance our operations for the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions. We also have an inventory financing facility. Our inventory financing facility is a $20 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default.
Impact of Inflation
The impact of inflation and changing prices has not been material to our net sales or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment have minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products in the video category affect our ability to increase our gross profit margin in the video category.
Contractual Obligations
Our contractual obligations at March 31, 2013 were as follows (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$724,250	$87,022	$174,145	$161,001	$302,082
Advertising commitments	15,080	11,067	3,695	318	—
Revolving Credit Facility	—	—	—	—	—
Total	$739,330	$98,089	$177,840	$161,319	$302,082
The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2013 was approximately $5.4 million. We are unable to estimate the timing of these future payments under the plan.
We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal year 2027, require various minimum annual rentals, and contain certain options for renewal. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $88.2 million, $80.9 million and $68.9 million in fiscal 2013, 2012 or 2011, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.1 million in each of fiscal 2013, 2012 and 2011. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

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
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk. As of March 31, 2013, our debt was comprised of our Revolving Credit Facility. Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of March 31, 2013, we had no cash borrowings under our Revolving Credit Facility.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2013. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, Financial Statements and Supplementary Data, on the effectiveness of our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DENNIS L. MAY	/s/ JEREMY J. AGUILAR
Dennis L. May	Jeremy J. Aguilar
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
hhgregg, Inc.:
We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2013. We also have audited the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting under Item 8. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
Indianapolis, Indiana
May 20, 2013

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended March 31, 2013, 2012, and 2011

	2013	2012	2011
	(In thousands, except share and per share data)
Net sales	$2,474,759	$2,493,392	$2,077,651
Cost of goods sold	1,757,173	1,773,004	1,447,891
Gross profit	717,586	720,388	629,760
Selling, general and administrative expenses	507,755	498,600	429,823
Net advertising expense	125,433	117,423	87,340
Depreciation and amortization expense	40,135	33,752	26,238
Life insurance proceeds	—	(40,000)	—
Asset impairment charges	504	813	88
Income from operations	43,759	109,800	86,271
Other expense (income):
Interest expense	2,344	2,658	4,992
Interest income	(9)	(23)	(22)
Loss related to early extinguishment of debt	—	—	2,071
Total other expense	2,335	2,635	7,041
Income before income taxes	41,424	107,165	79,230
Income tax expense	16,055	25,792	31,022
Net income	$25,369	$81,373	$48,208
Net income per share
Basic	$0.74	$2.16	$1.22
Diluted	$0.74	$2.14	$1.19
Weighted average shares outstanding-basic	34,430,641	37,749,354	39,394,708
Weighted average shares outstanding-diluted	34,496,788	38,079,685	40,368,223
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended March 31, 2013, 2012, and 2011

	2013	2012	2011
	(In thousands)
Net income	$25,369	$81,373	$48,208
Other comprehensive income, net of tax
Unrealized gain on hedge arrangement, net of tax	—	—	462
Early termination of hedge arrangement, net of tax	—	—	520
Total other comprehensive income, net of tax	—	—	982
Comprehensive income	$25,369	$81,373	$49,190

See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2013 and 2012

	2013	2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$48,592	$59,244
Accounts receivable—trade, less allowances of $1 and $25, respectively	24,271	19,467
Accounts receivable—other	18,748	18,630
Merchandise inventories, net	315,562	282,409
Prepaid expenses and other current assets	5,567	5,562
Income tax receivable	1,414	—
Deferred income taxes	5,758	9,639
Total current assets	419,912	394,951
Net property and equipment	217,911	204,273
Deferred financing costs, net	1,992	2,656
Deferred income taxes	35,252	38,970
Other assets	1,354	1,934
Total long-term assets	256,509	247,833
Total assets	$676,421	$642,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,333	$122,596
Customer deposits	38,042	28,993
Accrued liabilities	49,422	43,735
Income tax payable	2,145	4,358
Total current liabilities	239,942	199,682
Long-term liabilities:
Deferred rent	77,777	71,304
Other long-term liabilities	12,044	12,278
Total long-term liabilities	89,821	83,582
Total liabilities	329,763	283,264
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and 2012, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 40,640,743 and 40,066,005 shares issued; and 31,468,453 and 36,351,716 outstanding as of March 31, 2013 and 2012, respectively	4	4
Additional paid-in capital	287,806	277,846
Retained earnings	154,650	129,281
Common stock held in treasury at cost, 9,172,290 and 3,714,289 shares as of March 31, 2013 and 2012, respectively	(95,802)	(47,570)
	346,658	359,561
Note receivable for common stock	—	(41)
Total stockholders’ equity	346,658	359,520
Total liabilities and stockholders’ equity	$676,421	$642,784
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2013, 2012, and 2011
(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2010	38,517,388	$—	$4	$254,770	$(982)	$(300)	$(84)	$—	$253,408
Net income						48,208			48,208
Other comprehensive income, net of tax:					982				982
Payments received on notes receivable for issuance of common stock	—	—	—	—		—	43	—	43
Exercise of stock options	1,919,485	—	—	4,955		—	—	—	4,955
Stock compensation expense	—	—	—	5,199		—	—	—	5,199
Excess tax benefit from stock-based compensation	—	—	—	14,913		—	—	—	14,913
Net settlement of shares - taxes	(712,136)	—	—	(11,122)		—	—	—	(11,122)
Balance at March 31, 2011	39,724,737	$—	$4	$268,715	$—	$47,908	$(41)	$—	$316,586
Net income						81,373			$81,373
Exercise of stock options and vesting of RSUs	341,268	—	—	2,464		—	—	—	2,464
Stock compensation expense	—	—	—	5,935		—	—	—	5,935
Excess tax benefit from stock-based compensation	—	—	—	732		—	—	—	732
Repurchase of common stock	(3,714,289)	—	—	—		—	—	(47,570)	(47,570)
Balance at March 31, 2012	36,351,716	$—	$4	$277,846	$—	$129,281	$(41)	$(47,570)	$359,520
Net income						25,369			25,369
Payments received on notes receivable for issuance of common stock	—	—	—	—		—	41	—	41
Exercise of stock options and vesting of RSUs	574,738	—	—	4,356		—	—	—	4,356
Stock compensation expense	—	—	—	5,150		—	—	—	5,150
Excess tax benefit from stock-based compensation	—	—	—	454		—	—	—	454
Repurchase of common stock	(5,458,001)	—	—	—		—	—	(48,232)	(48,232)
Balance at March 31, 2013	31,468,453	$—	$4	$287,806	$—	$154,650	$—	$(95,802)	$346,658
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31, 2013, 2012, and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$25,369	$81,373	$48,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,135	33,752	26,238
Amortization of deferred financing costs	664	664	1,198
Stock-based compensation	5,150	5,935	5,199
Excess tax benefits from stock-based compensation	(586)	(732)	(14,913)
Gain on sales of property and equipment	(216)	(332)	(379)
Loss on early extinguishment of debt	—	—	2,071
Deferred income taxes	7,599	9,382	11,612
Asset impairment charges	504	813	88
Tenant allowances received from landlords	11,608	22,895	16,040
Changes in operating assets and liabilities:
Accounts receivable—trade	(4,804)	(10,536)	(1,619)
Accounts receivable—other	507	(2,836)	3,605
Merchandise inventories	(33,153)	(70,401)	(10,505)
Income tax receivable/payable	(3,173)	3,037	2,523
Prepaid expenses and other assets	575	4,606	(2,706)
Accounts payable	6,932	38,374	(48,976)
Customer deposits	9,049	7,202	1,461
Accrued liabilities	5,687	(3,403)	16,735
Deferred rent	(5,760)	(2,819)	1,914
Other long-term liabilities	(34)	63	1,203
Net cash provided by operating activities	66,053	117,037	58,997
Cash flows from investing activities:
Purchases of property and equipment	(54,020)	(83,054)	(59,938)
Net proceeds from sale leaseback transactions	—	1,625	—
Proceeds from sales of property and equipment	34	80	153
Net cash used in investing activities	(53,986)	(81,349)	(59,785)
Cash flows from financing activities:
Purchases of treasury stock	(48,232)	(47,570)	—
Proceeds from exercise of stock options	4,356	2,464	4,955
Excess tax benefits from stock-based compensation	586	732	14,913
Net settlement of shares - payment of tax withholding	—	—	(11,122)
Net increase (decrease) in bank overdrafts	11,506	(4,776)	(2,263)
Payment on notes payable	—	—	(908)
Net borrowings on inventory financing facility	9,024	—	—
Payment of financing costs	—	(88)	(2,440)
Payment for early debt extinguishment	—	—	(87,433)
Other, net	41	—	43
Net cash used in financing activities	(22,719)	(49,238)	(84,255)
Net decrease in cash and cash equivalents	(10,652)	(13,550)	(85,043)
Cash and cash equivalents
Beginning of period	59,244	72,794	157,837
End of period	$48,592	$59,244	$72,794
Supplemental disclosure of cash flow information:
Interest paid	$1,903	$2,119	$3,979
Income taxes paid	$11,629	$13,219	$1,975
Capital expenditures included in accounts payable	$1,491	$1,216	$6,581
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. is a specialty retailer of home appliances, consumer electronics, computers and mobile products, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of March 31, 2013, the Company had 228 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.

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
The consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances (the "Company" or "hhgregg"). The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG Distributing”), which has no assets or operations. All intercompany balances and transactions have been eliminated upon consolidation.

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
Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. The amounts of cash equivalents at March 31, 2013 and 2012 were $45.0 million and $0.0 million, respectively. The weighted-average interest on cash equivalents at March 31, 2013 was 0.01%. The Company had outstanding checks in excess of funds on deposit (book overdrafts) at March 31, 2013 and 2012 of $11.5 million and $0.0 million.

(f)	Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-trade primarily consists of credit card receivables. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Activity for the allowance for doubtful accounts for the years ended March 31, 2013, 2012 and 2011, in thousands, was as follows:

	Allowance for Doubtful Accounts
	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2013	$25	$15	$(39)	$1
Year ended March 31, 2012	134	84	(193)	25
Year ended March 31, 2011	177	92	(135)	134

(g)	Merchandise Inventories
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
The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2013, two vendors accounted for 27.5% and 17.0%, respectively, of merchandise purchases. For the year ended March 31, 2012, two vendors accounted for 20.5% and 15.2%, respectively, of merchandise purchases. For the year ended March 31, 2011, two vendors accounted for 19.1% and 18.4%, respectively, of merchandise purchases.
The Company included amounts due to a third party financing company for use under an inventory financing facility, entered into during the first quarter of fiscal 2013, within accounts payable in the accompanying consolidated balance sheet. Borrowings and payments on the inventory financing facility are classified as financing activities in the consolidated statements of cash flows. The inventory financing facility is a $20 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default. The amounts borrowed on the credit line fluctuate on a daily basis, but as of the end of each quarter and as of March 31, 2013, the amount of borrowings included within accounts payable was as follows: June 30, 2012, $11.1 million; September 30, 2012, $13.2 million; December 31, 2012, $4.3 million; and March 31, 2013, $9.0 million. As of March 31, 2013, the Company had $11.0 million available under the facility. The Company incurred no interest on the borrowings for the year ended March 31, 2013.

(h)	Property and Equipment
Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period. At the end of the construction period, the Company will sell and lease the location back applying provisions of lease accounting guidance. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations, other than a normal leaseback, and the locations are accounted for as operating leases. In fiscal 2013, the Company did not execute any sale and leaseback transactions. In fiscal 2012, the Company executed one sale and leaseback transaction netting $1.6 million in proceeds on the sale.
Property and equipment consisted of the following at March 31, 2013 and 2012 (in thousands):

	2013	2012
Machinery and equipment	$25,328	$23,340
Store fixtures and furniture	175,659	146,924
Vehicles	2,269	2,286
Signs	19,163	16,969
Leasehold improvements	172,952	146,983
Construction in progress	5,995	11,429
	401,366	347,931
Less accumulated depreciation and amortization	(183,455)	(143,658)
Net property and equipment	$217,911	$204,273

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Machinery and equipment	5-7
Store fixtures and furniture	3-7
Vehicles	5
Signs	7
Leasehold improvements	5-15
Depreciation and amortization expense for the years ended March 31, 2013, 2012 and 2011 was $40.1 million, $33.8 million and $26.2 million, respectively.

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
For the fiscal year ended March 31, 2013, the Company had one store which performed lower than chain average due to decreasing sales and profit contribution, and triggered the need for further impairment analysis to be completed. During fiscal years ended March 31, 2012 and 2011, the Company had two separate stores in each year, whose profit contributions were significantly lower than the chain average due to decreased sales at each respective location. This decrease in profit in all instances triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the stores were less than their carrying amounts, therefore the carrying amounts of the assets related to these stores were reduced to fair value, resulting in a pre-tax charge of $0.5 million, $0.8 million and $0.1 million for the years ended March 31, 2013, 2012 and 2011, respectively.

(j)	Deferred Financing Costs
Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s Revolving Credit Facility as discussed in note 6 below. The Company recognized related amortization expense of deferred financing costs of $0.7 million, $0.7 million and $1.2 million for the years ended March 31, 2013, 2012 and 2011, respectively. In fiscal 2011, $1.2 million of deferred financing costs were written off in connection with the Company’s early extinguishment of debt related primarily to the Revolving Credit Facility and Term B Facility.

(k)	Self-Insured Liabilities
The Company is self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. The following table provides the Company’s stop loss coverage for the fiscal years ended March 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Workers’ Compensation — per occurrence	$300	$300	$300
Workers’ Compensation — per occurrence (OH)	$500	$500	$500
General Liability — per occurrence	$250	$250	$250
Motor Vehicles — per occurrence	$100	$100	$100
Medical Insurance — per participant, per year	$300	$300	$150
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
For leases that contain predetermined fixed escalations of the minimum rent, the related rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as part of deferred rent. Cash or lease incentives received upon entering into certain store leases (tenant allowances) are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The unamortized portion of tenant allowances is recorded as a part of deferred rent. For leases that require contingent rents, management makes an estimate of the contingent rent annually and recognizes the related rent expense on a straight-line basis over the year. As of March 31, 2013 and 2012, deferred rent included in long-term liabilities in the Company’s consolidated balance sheets was $77.8 million and $71.3 million, respectively.
Transaction costs associated with the sale and leaseback of properties and any related deferred gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. The Company does not have any retained or contingent interests in the properties, nor does the Company provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments. At March 31, 2013 and 2012, deferred gains of $2.0 million and $2.3 million, respectively, were recorded in other long term liabilities relating to sale and leaseback transactions.

(m)	Revenue Recognition
The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company recognizes revenue related to the delivery of merchandise at the time the merchandise is delivered. The Company honors returns from customers within 30 days from the date of sale and provides allowances for returns based on historical experience. The Company recorded an allowance for sales returns in accrued liabilities of $0.5 million and $0.7 million at March 31, 2013 and 2012, respectively. The Company recognizes service revenue at the time that evidence of an agreement exists, the service is completed, the price is fixed or determinable, and collectability is reasonably assured.
The Company sells gift cards to its customers in its retail stores and online. The Company does not charge administrative fees on unused gift cards and the Company’s gift cards (other than promotional rebate gift cards) do not have an expiration date. Revenue is recognized from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, referred to as gift card breakage, and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines it’s gift card breakage rate based on historical redemption patterns. Breakage recognized was not material to the Company’s results of operations during fiscal 2013, 2012 or 2011.
The Company sells premium service plans (“PSPs”) on appliance and electronic merchandise for periods ranging up to 10 years. For PSPs sold by the Company on behalf of a third party, the net commission revenue is recognized at the time of sale. The Company is not the primary obligor on PSPs sold on behalf of third parties. Funds received for PSPs in which the Company is the primary obligor are deferred in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheets, and the incremental direct costs of selling the PSPs are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the PSPs are expensed as incurred.
The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Deferred revenue on extended service agreements:
Balance at beginning of year	$623	$485	$377
Revenue deferred on new agreements	4,111	2,403	1,945
Revenue recognized	(3,686)	(2,265)	(1,837)
Balance at end of year	$1,048	$623	$485
 For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price. The Company frequently offers sales incentives that entitle customers to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. When certain purchase requirements are met, the customer is eligible to receive a hhgregg rebate gift card that may be redeemed on future purchases at hhgregg stores. Rebate gift cards expire either six or twelve months from the date of issuance. The Company defers revenue at the time an eligible transaction occurs, based on the percentage of gift cards that are projected to be redeemed and the relative fair value of the gift cards. The Company recognizes revenue when: (i) a gift card is redeemed by the customer, or (ii) a rebate gift card expires. The Company does not yet have historical redemption patterns on the rebate gift cards, therefore, no estimate can be made for breakage (i.e. when redemption becomes remote). At March 31, 2013, deferred revenue related to the rebate gift cards included within accrued liabilities within our Consolidated Balance Sheets was $5.2 million. There was no deferred revenue as of March 31, 2012.
The Company offers a private-label credit card agreement through a lending institution for the issuance of promotional financing bearing the hhgregg brand name. Under the agreement, the lending institution manages and directly extends credit to the customers. Cardholders who choose a private-label credit card can receive zero-interest promotional financing on qualifying purchases. The banks are the sole owner of the accounts receivable generated under the programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, we do not hold any consumer receivables related to these programs. We pay financing fees to the lending institution and these fees are variable based on certain factors such as the London Interbank Offered Rate (“LIBOR”) and types of promotional financing offers.

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
Shipping and handling costs and expenses of $105.9 million, $102.9 million, and $84.3 million for fiscal 2013, 2012 and 2011, respectively, were included in selling, general, and administrative expenses. Included in these costs were delivery expenses of $55.9 million, $51.0 million, and $40.9 million for the years ended March 31, 2013, 2012, and 2011, respectively.

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
Advertising costs are expensed as incurred, with the exception of television production costs which are expensed the first time the advertisement is aired. These amounts have been reduced by vendor allowances under cooperative advertising which totaled $43.1 million, $44.4 million, and $40.6 million for the years ended March 31, 2013, 2012 and 2011, respectively.

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

(t)	Stock-Based Compensation
The Company records all stock-based compensation, including grants of employee stock options and restricted stock units, using the fair value-based method. Refer to note 8 for additional information regarding the Company’s stock-based compensation.

(u)	Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(v)	Recently Issued Accounting Pronouncements
Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted the new guidance on April 1, 2012, and have presented total comprehensive income in the Consolidated Statements of Comprehensive Income.

(2)	Fair Value Measurements
The Company uses a three-tier valuation hierarchy for its fair value measurements based upon observable and non-observable inputs:
Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2 — inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — unobservable inputs for the asset or liability, as there is little, if any, market activity at the measurement date.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The Company had no assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2013 or 2012.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
The Company has property and equipment that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Property and equipment fair values were derived using a discounted cash flow model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as an appropriate discount rate. For the twelve months ended December 31, 2012, the Company had one store whose profit contributions were significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value.

The following table summarizes the fair value remeasurements recorded during the years ended March 31, 2013, and 2012 (in millions):

	2013	2012	2011
Carrying value (pre-asset impairment)	$0.9	$2.1	$0.2
Asset impairment loss (included in income from operations)	0.5	0.8	0.1
Remaining net carrying value	$0.4	$1.3	$0.1

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
Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.
During the year ended March 31, 2011, the hedge was considered effective and a net unrealized gain of $0.5 million was recorded in other comprehensive income. Upon termination of the hedge on March 29, 2011, the remaining balance in other comprehensive loss was written off and was included in loss related to early extinguishment of debt in the Company’s consolidated statements of income.

(4)	Net Income per Share
Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. The following table presents net income per basic and diluted share for the years ended March 31, 2013, 2012 and 2011 (in thousands, except share and per share amounts):

	2013	2012	2011
Net income (A)	$25,369	$81,373	$48,208
Weighted average outstanding shares of common stock (B)	34,430,641	37,749,354	39,394,708
Dilutive effect of employee stock options and restricted stock units	66,147	330,331	973,515
Common stock and potential dilutive common shares (C)	34,496,788	38,079,685	40,368,223
Net income per share:
Basic (A/B)	$0.74	$2.16	$1.22
Diluted (A/C)	$0.74	$2.14	$1.19
Antidilutive shares not included in the net income per diluted share calculation for the years ended March 31, 2013, 2012 and 2011 were 3,529,249, 2,660,197 and 797,500, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at March 31, 2013 and 2012 (in thousands):

	2013	2012
Appliances	$120,972	$102,703
Video	90,441	88,191
Computing and mobile phones	45,964	41,615
Other	58,185	49,900
Net merchandise inventory	$315,562	$282,409

(6)	Debt
A summary of debt at March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Revolving Credit Facility	$—	$—

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
The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at March 31, 2013.
As of March 31, 2013 and 2012, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. As of March 31, 2012, Gregg Appliances had $5.2 million of letters of credit outstanding which expired by December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $189.8 million and $175.0 million as of March 31, 2013 and 2012, respectively. The interest rate based on the bank’s prime rate as of March 31, 2013 and 2012 was 4.25%.

(7)	Income Taxes
Income tax expense for the years ended March 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Current:
Federal	$6,448	$12,428	$14,715
State	2,008	3,982	4,695
Total current	8,456	16,410	19,410
Deferred:
Federal	7,163	8,960	11,384
State	436	422	228
Total deferred	7,599	9,382	11,612
Total expense	$16,055	$25,792	$31,022
Deferred income taxes at March 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Deferred tax assets:
Goodwill for tax purposes	$45,038	$51,629
Accrued expenses	11,086	10,456
Long-term deferred compensation	2,145	2,219
Inventories	3,259	2,995
Stock-compensation expense	8,114	6,261
Other	2,165	2,007
Credit carryforwards	286	2,691
Total deferred tax assets	72,093	78,258
Deferred tax liabilities:
Property and equipment	29,958	28,667
Other	1,125	982
Total deferred tax liabilities	31,083	29,649
Net deferred tax assets	$41,010	$48,609
At March 31, 2013 and 2012, the Company had no net operating loss carryforwards for federal or state income tax purposes and the Company had no liability for unrecognized tax benefits. At March 31, 2012, the Company had an alternative minimum tax credit carryforward of $2.4 million which was fully utilized in the current fiscal year.
The Company recognizes interest and penalties in income tax expense in its consolidated statements of income. At March 31, 2013 and 2012, the Company had no accrued interest and penalties.
The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2010.
The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2013	2012	2011
Computed “expected” tax expense	$14,498	$37,508	$27,730
State income tax expense, net of federal income tax benefit	1,516	2,901	3,200
Non-taxable Life Insurance Proceeds	—	(14,000)	—
Other	41	(617)	92
	$16,055	$25,792	$31,022

(8)	Stock-based Compensation
Stock Options
The Company maintains stock-based compensation plans which allow for the issuance of non-qualified stock options and restricted stock to officers, other key employees and members of the Board of Directors. On April 12, 2007, the Company’s Board of Directors approved the adoption of the hhgregg, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, awards of restricted stock, awards of restricted stock units, awards of performance units, and stock grants. On June 23, 2010, an amendment (the “Amendment”) to the Equity Incentive Plan was adopted by the Company’s Board of Directors that increased the number of shares of common stock reserved for issuance under the Equity Incentive Plan from 3,000,000 to 6,000,000. The Amendment was ratified and approved by the Company’s stockholders at the annual meeting of stockholders on August 3, 2010. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Equity Incentive Plan unless the plan is terminated. The term of the Company’s Equity Incentive Plan commenced on the date of approval by the Company’s Board of Directors and continues until the tenth anniversary of the approval by the Company’s Board of Directors. The Company’s Equity Incentive Plan is administered by the Company’s Compensation Committee. Prior to the Equity Incentive Plan being adopted, the Company utilized the Gregg Appliances, Inc. 2005 Stock Option Plan ("Stock Option Plan"). The Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options to the Company’s officers, directors, consultants, and key employees.
During the years ended March 31, 2013, 2012 and 2011 the Company granted options for 795,000, 813,400, and 805,000 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $5.34, $6.06, and $11.10 during the 12 months ended March 31, 2013, 2012 and 2011, respectively, using the Black-Scholes model with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.56% - 0.69	1.3%	1.9%
Dividend yield	—	—	—
Expected volatility	61.9%	52.2%	45.5%
Expected life of the options (years)	4.5	4.5	4.5

The following table summarizes the activity under the Company’s Stock Option Plans for the twelve months ended March 31, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2012	3,673,862	$15.40
Granted	795,000	10.77
Exercised	(574,738)	7.58
Canceled	(222,323)	13.32
Expired	(349,339)	15.03
Outstanding at March 31, 2013	3,322,462	$15.81	4.07	$400
Vested or expected to vest at March 31, 2013	3,269,156	$15.88	4.04	$386
Exercisable at March 31, 2013	1,991,918	$16.73	3.05	$189

The following table summarizes stock option vesting activity during the fiscal year ended March 31, 2013:

Nonvested shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	1,420,850	$7.75
Granted during fiscal 2013	795,000	5.34
Vested during fiscal 2013	(662,983)	8.01
Canceled during fiscal 2013	(222,323)	5.81
Nonvested at March 31, 2013	1,330,544	$6.47
During fiscal 2013, 2012 and 2011, $5.2 million ($3.1 million net of tax), $5.7 million ($3.4 million net of tax) and $5.2 million ($3.1 million net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended March 31, 2013, 2012 and 2011 was $1.6 million, $2.5 million and $39.0 million, respectively. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2013 was $4.8 million and is expected to be recognized over a weighted average period of 1.7 years. Net cash proceeds from the exercise of stock options were $4.4 million, $2.5 million and $5.0 million in fiscal 2013, 2012 and 2011, respectively. The total grant date fair value of stock options vested during the years ended March 31, 2013, 2012 and 2011 was $5.3 million, $5.4 million and $3.5 million, respectively.

Time Vested Restricted Stock Units
During the twelve months ended March 31, 2013, the Company granted 93,900 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the twelve months ended March 31, 2013 was $10.86. Total unrecognized compensation cost for the time vested RSUs (adjusted for forfeitures) at March 31, 2013 was $1.1 million and is expected to be recognized over a weighted average period of 1.76 years.
The following table summarizes time vested RSU vesting activity for the twelve months ended March 31, 2013:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Nonvested at March 31, 2012	72,900	$14.17
Granted	93,900	10.86
Vested	—	—
Forfeited	(11,200)	11.28
Nonvested at March 31, 2013	155,600	$12.38	1.76	$—
Performance-Based Restricted Stock Units
The Company awarded performance-based RSUs to certain officers of the Company during the twelve months ended March 31, 2013. Under these awards, a number of performance-based RSUs will be granted to each participant based upon the attainment of the applicable bonus targets as approved by the Company’s Compensation Committee. Performance-based RSUs are earned shortly after the end of the performance measurement period and vest three years after grant date. If a participant is not employed by the Company on the date the performance-based RSUs vest, the performance-based RSUs are forfeited, except in the case of death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the performance-based RSU and the termination of employment if the applicable performance target was achieved. Additionally, to the extent performance conditions are not met, performance-based RSUs are forfeited.

During the twelve months ended March 31, 2013, the Company granted 92,820 performance-based RSUs, 6,300 of which have been forfeited as of March 31, 2013. The fair value of performance-based RSUs is based on the Company’s stock price at the close of the market on the date of grant and the probability that the established bonus targets will be achieved. The weighted average grant date fair value for the performance-based RSUs outstanding for the twelve months ended March 31, 2013 was $10.86.

(9)	Leases
The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Minimum rentals	$83,373	$76,497	$64,597
Minimum rentals with related parties	6,034	6,118	6,095
Contingent rentals	74	147	116
Total rent expense	$89,481	$82,762	$70,808
Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2013 (in thousands):

Rental Payments
Payable in fiscal year:
2014	$87,022
2015	88,590
2016	85,555
2017	81,895
2018	79,106
Thereafter	302,082

Total required payments	$724,250

Total minimum rental lease payments have not been reduced by minimum sublease rent income of approximately $1.1 million due under future noncancelable subleases.

(10)	Related Party Transactions
The Company also has several leases with the former Executive Chairman and Director of the Company and members of his immediate family for its headquarters and certain stores. See note 9 for discussion of minimum rentals with related parties.

(11)	Employee Benefit Plans
The Company sponsors a 401(k) retirement savings plan ("Plan") covering all employees who have attained the age of 21 and have worked at least 1000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.9 million, $0.7 million, and $0.4 million for the years ended March 31, 2013, 2012, and 2011, respectively.
The Company has an unfunded, non-qualified deferred compensation plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded $0.2 million in expense related to this plan for the years ended March 31, 2013 and 2012, representing interest earned, but did not contribute additional amounts as the Company did not achieve the predetermined operating results target. The Company recorded approximately $0.9 million in expenses related to this plan for the year ended March 31, 2011. Amounts accrued in other long-term liabilities at March 31, 2013 and 2012 were as follows:

	2013	2012
Beginning accrual	$5,618	$6,054
Annual benefit accrual	—	—
Credited annual interest	150	151
Payments to vested participants	(223)	(456)
Plan forfeitures	(114)	(131)
Ending accrual	$5,431	$5,618

(12)	Legal Proceedings
The Company is engaged in various legal proceedings in the ordinary course of business and has certain unresolved claims pending. The ultimate liability or range of loss, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements is not likely to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(13)	Interim Financial Results (Unaudited)
The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2013 and 2012 (in thousands, except net (loss) income per share data). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements.

	For the Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$489,856	$587,636	$799,635	$597,632
Cost of goods sold	343,197	413,489	581,450	419,037
Gross profit	146,659	174,147	218,185	178,595
Selling, general and administrative expenses	118,773	125,794	139,303	123,885
Net advertising expense	27,616	31,754	38,715	27,348
Depreciation and amortization expense	9,414	9,843	10,416	10,462
Asset impairment charge	—	—	504	—
(Loss) income from operations	(9,144)	6,756	29,247	16,900
Other expense (income):
Interest expense	478	510	704	652
Interest income	(2)	(3)	(3)	(1)
Total other expense	476	507	701	651
(Loss) income before income taxes	(9,620)	6,249	28,546	16,249
Income tax (benefit) expense	(3,920)	2,489	11,157	6,329
Net (loss) income	$(5,700)	$3,760	$17,389	$9,920
Net (loss) income per share
Basic	$(0.16)	$0.11	$0.51	$0.31
Diluted	$(0.16)	$0.11	$0.51	$0.31

	For the Year Ended March 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$431,455	$618,603	$829,546	$613,788
Cost of goods sold	301,141	441,924	603,640	426,299
Gross profit	130,314	176,679	225,906	187,489
Selling, general and administrative expenses	103,244	127,676	140,609	127,071
Net advertising expense	20,195	30,466	39,488	27,274
Depreciation and amortization expense	7,287	8,184	8,765	9,516
Life insurance proceeds	—	—	—	(40,000)
Asset impairment charge	—	—	—	813
(Loss) income from operations	(412)	10,353	37,044	62,815
Other expense (income):
Interest expense	512	571	881	694
Interest income	(4)	—	(1)	(18)
Total other expense	508	571	880	676
(Loss) income before income taxes	(920)	9,782	36,164	62,139
Income (benefit) tax expense	(159)	3,756	13,686	8,509
Net (loss) income	$(761)	$6,026	$22,478	$53,630
Net (loss) income per share
Basic	$(0.02)	$0.16	$0.60	$1.46
Diluted	$(0.02)	$0.16	$0.60	$1.45
(14) Share Repurchase Program
On May 24, 2012, the Company’s Board of Directors authorized a new share repurchase program (the “May 2012 Program”) allowing the Company to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 23, 2013. The previous share repurchase program expired on May 19, 2012.
The following table shows the number and cost of shares repurchased during the twelve months ended March 31, 2013 and 2012, respectively ($ in thousands):

	Years Ended
	March 31, 2013	March 31, 2012
May 2012 Program
Number of shares repurchased	5,458,001	—
Cost of shares repurchased	$48,232	$—
May 2011 Program
Number of shares repurchased	—	3,714,289
Cost of shares repurchased	$—	$47,570
As of March 31, 2013, the Company had $1.8 million remaining under the May 2013 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying consolidated balance sheets.

(15)	Life Insurance Proceeds
During the fiscal year ended March 31, 2012, the Company received $40.0 million in proceeds on a key man life insurance policy that was held on our Executive Chairman of the Board, who passed away on January 22, 2012. The proceeds were non-taxable and are recorded in income from operations in the accompanying consolidated statements of income for fiscal 2012.

(16)	Subsequent Events
On April 2, 2013, the Company's Board of Directors approved a one-time voluntary stock option exchange program (the "Offer") as amended on April 17, 2013. On April 2, 2013, the Company commenced the Offer, which allowed employees to surrender all outstanding and unexercised stock options, whether vested or unvested, that were granted subsequent to July 18, 2007, (the “Eligible Options”) in a one-for-one exchange for new options (the “New Options”). Under the Offer, employees who chose to participate would receive New Options with an exercise price per share equal to the greater of (a) $10.00 or (b) the closing price of the Company's Common Stock as reported on the New York Stock Exchange on the new option grant date. Additionally, the Offer did not allow partial tenders of any option grant, however employees could choose to exchange some but not all Eligible Option Grants held by any optionee. Options granted prior to July 19, 2007 were not eligible for exchange.
The Exchange Offer expired on April 30, 2013. Pursuant to the Exchange Offer, a total of 58 eligible participants tendered and the Company accepted for cancellation, options to purchase an aggregate of 898,665 shares of the Company's common stock. The eligible stock options that were accepted for cancellation represented approximately 31% of the options eligible for participation in the Exchange Offer. Pursuant to the terms and conditions of the Amended Exchange Offer, on May 1, 2013, the Company issued 898,665 stock options in exchange for the tendered stock options. The Company will recognize the incremental expense resulting from this exchange, aggregating $1.3 million, over the three-year vesting period in accordance with the Exchange Offer.
On May 16, 2013, the Company’s Board of Directors authorized a share repurchase program allowing it to repurchase up to $50 million of its common stock, which becomes effective on May 22, 2013. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 22, 2014.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report on Independent Registered Public Accounting Firm
The report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance.
See the information set forth in the sections entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance Matters and Committees of the Board,” “Report of the Audit Committee of the Board of Directors,” “Nominees for Election to our Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Non-Director Named Officers” in our proxy statement for the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013 (the “2013 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	Executive Compensation.
See information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Employment Agreements” and “Executive Compensation” in the 2013 Proxy Statement which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters.
See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2013 Proxy Statement, which is incorporated herein by reference.
For information required by Item 201(d) of Regulation S-K, please refer to Item 5 under Part II of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
See the information provided under the captions “Proposal No. 1 - Election of Directors,” “Corporate Governance Matters and Committees of the Board of Directors” and “Certain Relationships and Related Party Transactions” in the 2013 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.
See the information provided under the caption “Proposal No. 2 - Ratification of Appointment of our Independent Registered Public Accountants” in the 2013 Proxy Statement, which is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

(a)(1)	The Consolidated Financial Statements of hhgregg and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a)(2)	Financial Statements and Schedules

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

4.2 (1)
Registration Rights Agreement, dated April 12, 2007, by and among FS Equity Partners V, L.P., FS Affiliates V, L.P., California State Teachers' System, A.S.F. Co. Investment Partners II, L.P., the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May and the Company.

10.3 (1) +	Employment Agreement, dated October 19, 2004, between Gregg Appliances, Inc. and Dennis L. May.

10.4 (1) +	Gregg Appliances, Inc. Nonqualified Deferred Compensation Plan, dated April 1, 2000.

10.5 (1) +	Amendment No. 1 to Gregg Appliances, Inc. Nonqualified Deferred Compensation Plan, dated December 26, 2004.

10.6 (1)	Non-Standardized Adoption Agreement of Gregg Appliances, Inc. dated January 29, 2005.

10.9 (1) +	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.10 (1) +	Amendment No. 1 to Gregg Appliances, Inc. 2005 Stock Option Plan, dated April 12, 2007.

10.11 (1) +	hhgregg, Inc. Equity Incentive Plan.

10.15 (11)	Amended and Restated Indemnity Agreement.

10.16 (3) +	Form of hhgregg, Inc. 2007 Equity Incentive Plan Option Award.

10.17 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael D. Stout.

10.18 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Stephen R. Nelson.

10.19 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Charles B. Young.

10.20 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Gregg W. Throgmartin.

Exhibit Number	Description of Document

10.21 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Jeffrey J. McClintic.

10.22 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Michael G. Larimer.

10.24 (4) +	Amendment No. 1 to the Employment Agreement, dated December 30, 2008, between Gregg Appliances and Dennis L. May.

10.25 (5)	Stock Subscription Agreement, dated July 15, 2009, among Gregg Appliances, Inc. and the Subscriber as defined therein.

10.27 (6) +	Amendment No. 2 to the Employment Agreement, dated August 12, 2009, between Gregg Appliances, Inc. and Dennis L. May.

10.28 (7) +	Employment Agreement, dated September 4, 2009, between Gregg Appliances, Inc. and Jeremy J. Aguilar.

10.29 (8)
Amended and Restated Loan and Security Agreement, dated March 29, 2011, among Gregg Appliances, Inc., HHG Distributing, LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, Wells Fargo Capital Finance, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, J.P. Morgan Chase Bank, N.A., as syndication agent, KeyBank National Association, Regions Bank and Suntrust Bank, as co-documentation agents and the lenders party thereto.*

10.30 (9)	Amendment No. 1 to Trademark Collateral Assignment and Security Agreement, dated March 29, 2011, between Gregg Appliances and Wells Fargo Bank, National Association.

10.31 (10) +	Employment Agreement, dated September 13, 2011, between Gregg Appliances, Inc. and Trent Taylor.

10.32 (10) +	Employment Agreement, dated February 15, 2012, between Gregg Appliances, Inc. and Douglas T. Moore.

10.33 (12) +	Employment Agreement, dated March 4, 2013, between Gregg Appliances, Inc. and Jeffery G. Haines.

14.1 (1)	Finance Code of Ethics.

21.1	List of our Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ++	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

**101
The following materials from hhgregg, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Income for fiscal years ended March 31, 2013, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for fiscal years ended March 31, 2013, 2012, and 2011, (3)Consolidated Balance Sheets as of March 31, 2013 and 2012, (4) Consolidated Statements of Stockholders’ Equity for fiscal years ended March 31, 2013, 2012 and 2011, (5) Consolidated Statements of Cash Flows for fiscal years ended March 31, 2013, 2012 and 2011 and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.

(2)	Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2008.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2009.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2011.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2011.

(10)	Incorporated by reference from the Company's Annual Report on Form 1-K filed with the SEC on May 23, 2012.

(11)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 4, 2013.

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

+	Indicates management contract or compensation plan or arrangement.

++
This exhibit shall not be deemed "filed" for purposes of Section 18 as the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ DENNIS L. MAY
Dennis L. May President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEREMY J. AGUILAR
Jeremy J. Aguilar Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DENNIS L. MAY	President and Chief Executive Officer (Principal Executive Officer)	May 20, 2013
Dennis L. May

/s/ JEREMY J. AGUILAR	Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2013
Jeremy J. Aguilar

/s/ LAWRENCE P. CASTELLANI	Director	May 20, 2013
Lawrence P. Castellani

/s/ BENJAMIN D. GEIGER	Director	May 20, 2013
Benjamin D. Geiger

/s/ CATHERINE A. LANGHAM	Director	May 20, 2013
Catherine A. Langham

/s/ JOHN M. ROTH	Director	May 20, 2013
John M. Roth

/s/ CHARLES P. RULLMAN	Director	May 20, 2013
Charles P. Rullman

/s/ MICHAEL L. SMITH	Chairman of the Board and Director	May 20, 2013
Michael L. Smith

/s/ PETER M. STARRETT	Director	May 20, 2013
Peter M. Starrett

/s/ GREGG W. THROGMARTIN	Director	May 20, 2013
Gregg W. Throgmartin

/s/ KATHLEEN C. TIERNEY	Director	May 20, 2013
Kathleen C. Tierney

/s/ DARELL E. ZINK	Director	May 20, 2013
Darell E. Zink