Form 10-Q
period 2013-06-30
hhgregg, Inc.
filed 2013-08-01
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of July 29, 2013 was 30,957,240.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended June 30, 2013

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands, except share and per share data)
Net sales	$524,922	$489,856
Cost of goods sold	370,157	343,197
Gross profit	154,765	146,659
Selling, general and administrative expenses	119,309	118,773
Net advertising expense	25,896	27,616
Depreciation and amortization expense	11,038	9,414
Loss from operations	(1,478)	(9,144)
Other expense (income):
Interest expense	604	478
Interest income	(5)	(2)
Total other expense	599	476
Loss before income taxes	(2,077)	(9,620)
Income tax benefit	(817)	(3,920)
Net loss	$(1,260)	$(5,700)
Net loss per share
Basic	$(0.04)	$(0.16)
Diluted	$(0.04)	$(0.16)
Weighted average shares outstanding-basic	31,263,226	36,138,688
Weighted average shares outstanding-diluted	31,263,226	36,138,688
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	March 31, 2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,120	$48,592
Accounts receivable—trade, less allowances of $33 and $1 as of June 30, 2013 and March 31, 2013, respectively	37,408	24,271
Accounts receivable—other	18,261	18,748
Merchandise inventories, net	349,509	315,562
Prepaid expenses and other current assets	5,825	5,567
Income tax receivable	2,645	1,414
Deferred income taxes	6,471	5,758
Total current assets	443,239	419,912
Net property and equipment	212,816	217,911
Deferred financing costs, net	1,826	1,992
Deferred income taxes	35,318	35,252
Other assets	1,340	1,354
Total long-term assets	251,300	256,509
Total assets	$694,539	$676,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$166,352	$150,333
Customer deposits	46,559	38,042
Accrued liabilities	54,866	49,422
Income tax payable	—	2,145
Total current liabilities	267,777	239,942
Long-term liabilities:
Deferred rent	76,704	77,777
Other long-term liabilities	11,382	12,044
Total long-term liabilities	88,086	89,821
Total liabilities	355,863	329,763
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 40,827,899 and 40,640,743 shares issued; and 30,957,240 and 31,468,453 outstanding as of June 30, 2013 and March 31, 2013, respectively	4	4
Additional paid-in capital	291,395	287,806
Retained earnings	153,390	154,650
Common stock held in treasury at cost, 9,870,659 and 9,172,290 shares as of June 30, 2013 and March 31, 2013, respectively	(106,113)	(95,802)
Total stockholders’ equity	338,676	346,658
Total liabilities and stockholders’ equity	$694,539	$676,421
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,260)	$(5,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,038	9,414
Amortization of deferred financing costs	166	166
Stock-based compensation	1,452	1,694
Excess tax deficiency (benefit) from stock based compensation	37	(546)
Gain on sales of property and equipment	—	(76)
Deferred income taxes	(779)	741
Tenant allowances received from landlords	555	1,984
Changes in operating assets and liabilities:
Accounts receivable—trade	(13,137)	(9,136)
Accounts receivable—other	505	(2,801)
Merchandise inventories	(33,947)	(44,483)
Income tax receivable	(1,268)	(12,101)
Prepaid expenses and other assets	(244)	730
Accounts payable	10,193	2,235
Customer deposits	8,517	7,246
Income tax payable	(2,145)	—
Accrued liabilities	5,444	3,150
Deferred rent	(1,646)	(1,404)
Other long-term liabilities	(662)	30
Net cash used in operating activities	(17,181)	(48,857)
Cash flows from investing activities:
Purchases of property and equipment	(5,360)	(15,221)
Proceeds from sales of property and equipment	—	17
Net cash used in investing activities	(5,360)	(15,204)
Cash flows from financing activities:
Purchases of treasury stock	(10,311)	(11,195)
Proceeds from exercise of stock options	2,174	3,805
Excess tax (deficiency) benefit from stock-based compensation	(37)	546
Net (decrease) increase in bank overdrafts	(8,400)	4,824
Net borrowings on inventory financing facility	13,643	11,126
Net cash (used in) provided by financing activities	(2,931)	9,106
Net decrease in cash and cash equivalents	(25,472)	(54,955)
Cash and cash equivalents
Beginning of period	48,592	59,244
End of period	$23,120	$4,289
Supplemental disclosure of cash flow information:
Interest paid	$428	$29
Income taxes paid	$3,375	$6,894
Capital expenditures included in accounts payable	$2,074	$5,294
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended June 30, 2013
(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2013	31,468,453	$—	$4	$287,806	$154,650	$(95,802)	$346,658
Net loss					(1,260)		(1,260)
Exercise of stock options and vesting of RSUs	187,156	—	—	2,174	—	—	2,174
Stock compensation expense	—	—	—	1,452	—	—	1,452
Excess tax deficiency from stock-based compensation, net	—	—	—	(37)	—	—	(37)
Repurchase of common stock	(698,369)	—	—	—	—	(10,311)	(10,311)
Balance at June 30, 2013	30,957,240	$—	$4	$291,395	$153,390	$(106,113)	$338,676
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of home appliances, televisions, computers, consumer electronics, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of June 30, 2013, the Company had 228 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg and the notes thereto for the fiscal year ended March 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.
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

(3)	Property and Equipment
Property and equipment consisted of the following at June 30, 2013 and March 31, 2013 (in thousands):

	June 30, 2013	March 31, 2013
Machinery and equipment	$25,950	$25,328
Store fixtures and furniture	177,203	175,659
Vehicles	2,269	2,269
Signs	19,266	19,163
Leasehold improvements	174,543	172,952
Construction in progress	8,151	5,995
	407,382	401,366
Less accumulated depreciation and amortization	(194,566)	(183,455)
Net property and equipment	$212,816	$217,911

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. For the three months ended June 30, 2013 and 2012, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the respective periods.
The following table presents net loss per basic and diluted share for the three months ended June 30, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2013	June 30, 2012
Net loss (A)	$(1,260)	$(5,700)
Weighted average outstanding shares of common stock (B)	31,263,226	36,138,688
Dilutive effect of employee stock options and restricted stock units	—	—
Common stock and potential dilutive common shares (C)	31,263,226	36,138,688
Net loss per share:
Basic (A/B)	$(0.04)	$(0.16)
Diluted (A/C)	$(0.04)	$(0.16)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended June 30, 2013 and 2012 were 2,006,645 and 3,853,581, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at June 30, 2013 and March 31, 2013 (in thousands):

	June 30, 2013	March 31, 2013
Appliances	$148,346	$120,972
Consumer electronics	140,487	126,019
Computing and wireless	37,436	46,020
Home products	23,240	22,551
Net merchandise inventory	$349,509	$315,562

(6)	Debt
A summary of debt at June 30, 2013 and March 31, 2013 is as follows (in thousands):

	June 30, 2013	March 31, 2013
Revolving Credit Facility	$—	$—
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
The Revolving Credit Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Revolving Credit Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at June 30, 2013.
As of June 30, 2013 and March 31, 2013, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility. As of June 30, 2013 and March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. The total borrowing availability under the Revolving Credit Facility was $220.8 million and $189.8 million as of June 30, 2013 and March 31, 2013, respectively. The interest rate based on the bank’s prime rate as of June 30, 2013 and March 31, 2013 was 4.25%.

(7)	Stock-based Compensation
Stock Options
On April 2, 2013, the Company's Board of Directors approved a one-time voluntary stock option exchange program (the "Offer") as amended on April 17, 2013. On April 2, 2013, the Company commenced the Offer, which allowed employees to surrender all outstanding and unexercised stock options, whether vested or unvested, that were granted subsequent to July 18, 2007, (the “Eligible Options”) in a one-for-one exchange for new options (the “New Options”). Under the Offer, employees who chose to participate would receive New Options with an exercise price per share equal to the greater of (a) $10.00 or (b) the closing price of the Company's Common Stock as reported on the New York Stock Exchange on the new option grant date. Additionally, the Offer did not allow partial tenders of any one particular option grant, however employees could choose to exchange some but not all Eligible Option grants held by any optionee. Options granted prior to July 19, 2007 were not eligible for exchange.
The Exchange Offer expired on April 30, 2013. Pursuant to the Exchange Offer, a total of 58 eligible participants tendered and the Company accepted for cancellation, options to purchase an aggregate of 898,665 shares of the Company's common stock. The eligible stock options that were accepted for cancellation represented approximately 31% of the options eligible for participation in the Exchange Offer. Pursuant to the terms and conditions of the Amended Exchange Offer, on May 1, 2013, the Company issued 898,665 stock options in exchange for the tendered stock options. The Company will recognize the incremental expense resulting from this exchange, aggregating $1.4 million, over the three-year vesting period in accordance with the Exchange Offer.

The following table summarizes the activity under the Company’s Stock Option Plans for the three months ended June 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2013	3,322,462	$15.81
Granted	1,704,805	13.92
Exercised	(187,156)	11.62
Canceled	(905,331)	22.97
Expired	(15,668)	21.56
Outstanding at June 30, 2013	3,919,112	$13.50
During the three months ended June 30, 2013, the Company granted options for 1,704,805 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $7.05 during the three months ended June 30, 2013, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.58% - 0.90
Dividend yield	—
Expected volatility	63.2%
Expected life of the options (years)	4.5
Forfeitures	7.20%

Time Vested Restricted Stock Units
During the three months ended June 30, 2013, the Company granted 27,237 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain directors of the Company. The RSUs vest three years from the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of employment. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the three months ended June 30, 2013 was $14.32.
The following table summarizes RSU vesting activity for the three months ended June 30, 2013:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	155,600	$12.38
Granted	27,237	14.32
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2013	182,837	$12.67

(8)	Stockholders’ Equity
The Company filed a universal shelf registration statement which was declared effective on July 3, 2013, registering $300 million principal amount of its securities, which may be sold by hhgregg under such registration statement at any time. Each of Gregg Appliances and HHG Distributing were additional registrants to the shelf registration statement because each may guarantee any debt securities that are issued by hhgregg under the shelf registration statement. Gregg Appliances and HHG Distributing are exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act as: (i) hhgregg has no independent assets or operations; (ii) any guarantees of the subsidiary guarantors of debt securities issued under the shelf registration statement are full and unconditional and joint and several; and (iii) there are no subsidiaries of hhgregg other than Gregg Appliances and HHG Distributing.

(9) Share Repurchase Program
On May 16, 2013, the Company’s Board of Directors authorized a new share repurchase program, which became effective on May 22, 2013, (the “May 2013 Program”) allowing the Company to repurchase up to $50 million of its common stock. The share repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 22, 2014. The previous share repurchase program expired on May 21, 2013.
The following table shows the number and cost of shares repurchased during the three months ended June 30, 2013 and 2012, respectively ($ in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
May 2013 Program
Number of shares repurchased	698,369	—
Cost of shares repurchased	$10,311	$—
May 2012 Program
Number of shares repurchased	—	1,076,074
Cost of shares repurchased	$—	$11,195
As of June 30, 2013, the Company had $39.7 million remaining under the May 2013 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

(10)	Subsequent Events
On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”). The Amended Facility increased the maximum credit available from $300 million to $400 million, subject to borrowing base availability, and extended the term of the facility to July 29, 2018.

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
Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2013, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 20, 2013.
Overview
hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, consumer electronics, home entertainment furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of June 30, 2013, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2014 fiscal year is the 12 month period ending on March 31, 2014.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance and consumer electronics products. We display nearly 350 models of major appliances and 100 models of flat panel televisions in our stores with a broad assortment of models in the middle- to upper-end of product price ranges. Appliance and consumer electronics sales comprised 86% and 89% of our net sales mix for the three months ended June 30, 2013 and 2012, respectively.
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
In response to the declines in our overall comparable store sales largely resulting from the performance of the consumer electronics category, we have developed three major initiatives for fiscal 2014, to reshape our sales mix, expand our base of customers and enhance our service offerings.
Our first initiative for fiscal 2014 is to reshape our sales mix through a continued increase in focus on the appliance category as well as the introduction of new products and categories. Our sales in the appliance category have increased on a comparative basis over the past eight quarters, and we have continued to gain market share in our markets. To maintain this growth, we plan to continue to place greater emphasis on appliances in our marketing strategies and continue to improve on our service offerings within the appliance category. We will also focus on increasing our average sales price through the promotion of kitchen packages. We also plan to increase our sales in this category through the promotion of hhgregg rebate gift card incentives for customers to use on future purchases. We expect that as the U.S. housing market and general economy continues to improve, as indicated by June 2013 U.S. Housing Start-Up's experiencing a 18% increase for the quarterly period ended June 30, 2013 over the prior year comparable period, the appliance industry will experience increases in demand. Additionally, during fiscal 2013, we tested and launched new products and categories, including home entertainment furniture and home fitness products. Based on the success of testing an expanded furniture assortment, we plan to rollout an expanded offering of furniture chain wide by Labor Day. Additionally, we expect to rollout new mid-price product offerings of bedding and fitness equipment. The consumer electronics category will continue to be an important category for us, but our emphasis will be on larger screen sizes of televisions and areas of the consumer electronics category that we believe we can add value to the sale with our sales force. Within the consumer electronics category, we plan to improve our balance of gross profit and market share through positioning our new assortment strategy. Our ultimate goal of reshaping our sales mix is to lift the average unit volumes of our stores.
Our second initiative for fiscal 2014 is to expand our customer base through increased credit offerings, creating a new advertising campaign and focusing greater attention on promoting compelling offers of consumer electronics to drive traffic to our stores. Over the past 12 months, our non-recourse private label credit card penetration has increased 440 basis points to 34%. We continue to encourage the use of the card, not only through in store payment options, but through offers such as our 5% discount on qualifying purchases. In addition to our private label credit card, we also plan to roll out "lease to own" options through a third party provider to the majority of our stores by the end of the second fiscal quarter of fiscal 2014. This will allow us to offer credit offerings to customers who historically had been turned down for credit through our private label card. Additionally, we plan to test a seamless secondary finance offering for the lower-middle income consumer. We believe that enhancing our credit offerings will generate greater brand loyalty, higher average sales per transaction, increased premium service plan sales, and better serve our customers. To supplement our initiatives to expand our customer base we selected a new advertising agency to assist us in delivering the marketing messages necessary to execute on our initiatives. We plan to launch a new advertising campaign during the second fiscal quarter of 2014. We also plan to utilize innovations in consumer electronics to drive additional customer traffic.
Our third initiative for fiscal 2014 is to enhance our service offerings, with particular emphasis on our website capabilities. By partnering with a third party, we expect to more than double our product assortment online through an expanded aisle concept by carrying products online that are not available in stores. We also plan to update our mobile commerce site by allowing greater functionality, including transacting through the site. Additionally, we plan to enhance the in-store customer experience by implementing a new point of sale system, which will not only have new capabilities, but expedite the check-out process to decrease the time to complete a sale. We also plan to continue to improve our customer service by raising the standards of execution by our sales team members. Along with additional training, we will also be adding tablet technology to our delivery drivers enabling greater communication between the delivery driver and customer. We believe this will continue to differentiate us in our commitment to be best-in-class in home delivery and installation.
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
Our near term expectations for the current fiscal year will be to significantly slow our store growth and shift the balance of our focus to sales and profit productivity in our existing store base. We plan to focus our energy and investments on enhancing our store productivity within our existing markets through growth in both new and existing businesses, as well as increasing our focus on large deliverable home products, along with growing our competencies with our e-commerce platform.
In the three months ended June 30, 2013, we relocated one store and began construction for three stores relocating in the second fiscal quarter.
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
We believe our products are rich in features and innovation. We believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We focus our product assortment on big box items requiring in-home delivery and installation in order to utilize our service offerings. We follow up on the customer purchase experience by offering next-day delivery on many of our products and in-home installation service.

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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are also negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the past few months, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. Other consumer electronics categories have also experienced significant demand pressure. Cameras, camcorders, mp3 players, and GPS devices have been largely replaced by the use of smart phones. As such, we continue to shift our product mix away from these categories and into the computing and wireless category. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic.
The computing and wireless product category drives traffic into our stores. As a result, we plan to continue to enhance our offerings of such products. We have fully rolled out the offering of Apple iPod and Apple iPad products to all stores.
In addition to testing new products in existing categories, we have also expanded our product assortment within the home products category, which fit our core competencies, including home entertainment furniture and fitness equipment. We will continue to refine our assortment in this category as we learn more about their success in our stores.
We are also testing additional credit offerings for our consumers. As over one-third of our sales today are transacted on the hhgregg private label credit card, we want to expand our consumer base to allow new consumers to shop in our stores. We expect to add a "lease to own" program through a third party provider to a majority of our stores by the end of the fiscal second quarter of 2014, and expect to test a secondary financing offer for the lower-middle income consumer. We expect these programs will be non-recourse to the Company through the use of third party solutions.
Seasonality. Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31 due to the overall demand for consumer electronics during the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns, but is less seasonal than our consumer electronics business and helps to offset the seasonality of our overall business.

Critical Accounting Policies
We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2013 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2013.

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended
	June 30,
(unaudited)	2013	2012
Net sales	$524,922	$489,856
Net sales % increase	7.2%	13.5%
Comparable store sales % increase (decrease) (1)	0.8%	(5.1)%
Gross profit as a % of net sales	29.5%	29.9%
SG&A as a % of net sales	22.7%	24.3%
Net advertising expense as a % of net sales	4.9%	5.6%
Depreciation and amortization expense as a % of net sales	2.1%	1.9%
Loss from operations as a % of net sales	(0.3)%	(1.9)%
Net interest expense as a % of net sales	0.1%	0.1%
Net loss	$(1,260)	$(5,700)
Net loss per diluted share	$(0.04)	$(0.16)
Weighted average shares outstanding—diluted	31,263,226	36,138,688
Number of stores open at the end of period	228	210

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $1.3 million for the three months ended June 30, 2013, or $0.04 per diluted share, compared with a net loss of $5.7 million, or $0.16 per diluted share, for the comparable prior year period. The decrease in net loss for the three month period ended June 30, 2013 was largely due to a comparable store sales increase of 0.8%, a decrease in SG&A as a percentage of net sales and a decrease in net advertising expense as a percentage of net sales, offset by a decrease in gross profit as a percentage of net sales.
Net sales for the three months ended June 30, 2013 increased 7.2% to $524.9 million from $489.9 million in the comparable prior year period. The increase in net sales for the three month period was the result of a comparable store sales increase of 0.8% and the net addition of 18 stores during the past 12 months.
Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2013 and 2012 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Appliances	52%	49%	7.5%	6.3%
Consumer electronics (1)	34%	40%	(15.0)%	(18.0)%
Computing and wireless (2)	9%	9%	13.2%	8.3%
Home products (3)	5%	2%	84.5%	(6.8)%
Total	100%	100%	0.8%	(5.1)%

(1)	Primarily consists of accessories, audio, personal electronics and televisions.

(2)	Primarily consists of computers, mobile phones and tablets.

(3)	Primarily consists of fitness equipment, furniture and mattresses.

The increase in comparable store sales for the three months ended June 30, 2013 was driven primarily by an increase in comparable store sales in the appliances, computing and wireless and home products categories, partially offset by a decline in the consumer electronics category. The appliance category increase in comparable store sales was driven by an increase in both the average selling price and units sold. The growth in the computing and wireless category was led by increased demand for tablets, partially offset by a decline in mobile phones and notebook computers. The increase in comparable store sales for the home products category was primarily a result of a double digit comparable store sales increase in mattresses, in addition to sales from the introduction of furniture and fitness equipment categories. The consumer electronics category comparable store sales decline was driven primarily by a double digit comparable store sales decrease in televisions, largely resulting from our strategy of offering fewer entry level models.
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the three months ended June 30, 2013 to 29.5% from 29.9% for the comparable prior year period. The decrease was largely due to decreases in gross profit margin rates in the consumer electronics and computing and wireless categories, partially offset by a slight increase in gross profit margin rate in the appliance category.
SG&A expense, as a percentage of net sales, decreased 152 basis points for the three months ended June 30, 2013 compared to the prior year period. The decrease in SG&A as a percentage of net sales was largely a result of decreases in wage expense, employee benefit expense and occupancy costs as a percentage of net sales. The decrease was due to continued cost cutting measures implemented in the second quarter of the prior fiscal year, coupled with the leveraging effect of the net sales increase.
Net advertising expense, as a percentage of net sales, decreased 70 basis points during the three months ended June 30, 2013 compared to the prior year period. The decrease as a percentage of net sales was driven largely by the leveraging effect of the net sales increase and decreased advertising spend in comparable markets.
Depreciation expense, as a percentage of net sales, increased 18 basis points for the three months ended June 30, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the capital spend associated with the 18 new stores opened during the past 12 months.
Our effective income tax rate for the three months ended June 30, 2013 decreased to 39.3% from 40.7% in the comparable prior year period. The decrease in the effective income tax rate is primarily the result of higher state income tax credits recognized in fiscal 2013.  The additional state income tax credits increased our effective income tax rate for the first quarter of fiscal 2013 due to the net loss recognized.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Net cash used in operating activities	$(17,181)	$(48,857)
Net cash used in investing activities	(5,360)	(15,204)
Net cash (used in) provided by financing activities	(2,931)	9,106
Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects.
During fiscal 2014, we plan to open a limited number of stores in existing markets and relocate six to eight stores. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2014 will be funded through cash and cash equivalents, borrowings under our Amended Revolving Credit Facility and tenant allowances from landlords.

Cash Used in Operating Activities. Net cash used in operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash used in operating activities was $17.2 million and $48.9 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in cash used in operating activities is primarily due to a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable) and the net change in our other current operating assets and liabilities, the decrease in cash received from landlords for tenant allowances due to opening less stores in the current period compared to the prior period, and the impact of the net change in our income tax receivable/payable due to the decreased net loss experienced in the current quarter compared to the previous comparable quarter. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Cash Used In Investing Activities. Net cash used in investing activities was $5.4 million and $15.2 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores. In the three months ended June 30, 2013, we relocated one store and began construction for three stores relocating in the second fiscal quarter. In the three months ended June 30, 2012, we opened two new stores, and had construction in progress on 19 new stores to be opened in the following quarters in fiscal 2013.
Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities was ($2.9) million for the three months ended June 30, 2013 compared to $9.1 million for the three months ended June 30, 2012. The decrease is due to a decrease in funds provided by bank overdrafts of $13.2 million and a decrease in funds provided by the exercise of stock options of $1.6 million, offset by a decrease in funds used for treasury stock repurchases of $0.9 million, and an increase in net borrowings on an inventory financing facility of $2.5 million.
Revolving Credit Facility. The capacity for borrowings under our Revolving Credit Facility was $300 million, subject to borrowing base availability. The facility was set to expire on March 29, 2016. On July 29, 2013, we amended the terms of the Company's Revolving Credit Facility (the “Amended Facility”) to increase the maximum credit available to $400 million, subject to borrowing base availability, and extend the term of the facility to expire on July 29, 2018.
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank's prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate was determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate was 0.375%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate was 0.50%. Under the Amended Facility, the unused line rates were amended to 0.250% and 0.375%, respectively. The Revolving Credit Facility is guaranteed by Gregg Appliances' wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.
Pursuant to the Revolving Credit Facility, prior to amendment, the borrowing base was equal to the sum of (i) the lesser of) 90% of the netorderly liquidation value of all eligible inventory fo Gregg Appliances or (b) 75% of the net book value of such eligible inventory and (ii) 90% of all commercial and credit card receivables of Gregg Appliances, in each case subject to customary reserves and eligibility criteria.
Under the Amended Facility, the borrowing base is equal to the sum of (i) 90% of all commercial accounts, (ii) 90% of all commercial and credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage of the eligible inventory multiplied by the value of such eligible inventory consistent with the most recent appraisal of such eligible inventory, in each case subject to customary reserves and eligibility criteria.
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
Gregg Appliances was in compliance with the restrictions and covenants in the Revolving Credit Facility at June 30, 2013.
As of June 30, 2013 and March 31, 2013, Gregg Appliances had no borrowings outstanding under the Revolving Credit Facility. As of June 30, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding which expire through December 31, 2013. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding which expired on December 31, 2012. The total borrowing availability under the Revolving Credit Facility was $220.8 million and $189.8 million, as of June 30, 2013 and March 31, 2013, respectively. The interest rate based on the bank's prime rate as of June 30, 2013 and March 31, 2013 was 4.25%.
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
Contractual Obligations
We entered into lease commitments totaling approximately $10.0 million over their respective lease terms during the three months ended June 30, 2013. There have been no other significant changes in our contractual obligations since the end of fiscal 2013. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2013 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our fiscal 2014 initiatives; the impact of our marketing efforts, including our appliance category; the impact of competition on prices; refinements to our product mix and to customer services and service offerings, including our in our appliance category and on our website and mobile site; increasing our average sales price through the promotion of kitchen packages; efforts to increase sales through the promotion of hhgregg rebate gift card incentives; expectations around the U.S. housing market and general economy; efforts to increase the use of our private label credit card and supplemental credit programs; timing of our "lease to own" financing options; the outcome of tests of other secondary finance offerings; the impact of our enhanced credit offerings and non-recourse nature of such offerings; how we entice discretionary purchases; shifts in product mix of consumer electronics and home products including, home entertainment furniture, bedroom furniture, dinette sets and fitness equipment, and computing and wireless; steps to improve our balance of gross profit and market share of our consumer electronics category through our new assortment strategy; the impact of our new advertising agency assisting in delivering the marketing messages necessary to execute on our initiatives and the timing of the new advertising campaign, including around consumer electronics; investments in our delivery and installation capabilities; the success of our general initiatives and initiatives in our consumer electronics category and strategies to offset declines in that category; increases in our appliance category market share; changes in our store operating model to improve close rates and drive market share; variations and enhancements of our product offerings; roll out and timing of our expanded offerings of expanded furniture product assortment; updates and refinements to our multi-channel experience, including our e-commerce site and timing and the impact of our new point of sale system; the impact of our initiatives to drive sales; our store development strategy; plans to build store density; our expansion plans into new markets; steps to slow store growth and enhance store productivity in existing markets; the impact in our customer purchase experience; our plans to raise our sales' teams standards of execution; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; the seasonality of our business; our income tax rate; plans to refinance our indebtedness or seek additional financing and ability to secure additional debt financing; plans regarding new store openings and investment in our infrastructure; the impact of litigation; and our expected capital expenditures and expected sources of funding found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 20, 2013. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of June 30, 2013, our debt was comprised of our Revolving Credit Facility. Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin. As of June 30, 2013, we had no outstanding borrowings on our Revolving Credit Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013. The risks disclosed in our Annual Report on Form10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to repurchases of our common stock for the three months ended June 30, 2013 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 to April 30, 2013	—	—	—	$50,000
May 1, 2013 to May 31, 2013	595,269	$14.60	595,269	41,307
June 1, 2013 to June 30, 2013	103,100	15.70	103,100	39,689
Total	698,369	$14.76	698,369	$39,689

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our May 2013 Program, which authorized the repurchase of up to $50 million of our common stock. The May 2013 Program was authorized by our Board of Directors on May 16, 2013 and expires on May 22, 2014. No repurchases under the May 2012 Program were made during the current quarter and it expired on May 21, 2013.

ITEM 5.	Other Information
On July 29, 2013, hhgregg's direct or indirect wholly-owned subsidiaries, Gregg Appliances and HHG Distributing, LLC (together, the “Borrowers”) entered into an Amendment No. 1 to the Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association as administrative agent and collateral agent for the lenders, and the lenders party thereto. The Amendment No. 1 amends the Amended and Restated Loan and Security Agreement, dated March 29, 2011 (the "Amended Facility"), between Gregg Appliances, Wells Fargo Capital Finance, LLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, J.P. Morgan Chase Bank, N.A. as syndication agent, KeyBank National Association, Regions Bank and Suntrust Bank as co-documentation agents and the lenders party thereto.
The Amendment No. 1 extends the maturity through July 29, 2018 and increases the maximum credit available from $300 million to $400 million, subject to borrowing base availability.
Under the Amended Facility, as amended by Amendment No. 1, the unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period. For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.375%.
Pursuant to the Amended Facility, as amended by Amendment No. 1, the borrowing base equals the sum of (a) 90% of the amount of the eligible commercial accounts (b) 90% of the amount of eligible credit card receivables of Gregg Appliances and (c) 90% of the net recovery percentage multiplied by the value of such eligible inventory; consistent with the most recent approval of such eligible inventory. The Amended Facility, as amended by Amendment No. 1, requires payment to the incremental lenders of a commitment fee estimated to average 3.75% of the incremental commitment.
Amendment No. 1 requires payment to the existing and incremental lenders of a commitment fee equal to (a) 0.15%, based on commitment level, with respect to extended commitments; (b) 0.20%, based on commitment level, with respect to new or incremental commitments up to $20,000,000; and (c) 0.25%, based on commitment level, with respect to new or incremental commitments in excess of $20,000,000 (and which shall be paid based on the entire amount of the new or increased allocated commitment of each lender).
The foregoing description is qualified in its entirety to reference to Amendment No. 1, a copy of which is attached hereto as Exhibit 10.34 and incorporated herein by reference.

ITEM 6.	Exhibits

10.34
Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated July 29, 2013, among Gregg Appliances, Inc., HHG Distributing, LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, Wells Fargo Capital Finance, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, J.P. Morgan Chase Bank, N.A., as syndication agent, KeyBank National Association, Regions Bank and Suntrust Bank co-documentation agents and the lenders party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended June 30, 2013, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

*
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
Dated: August 1, 2013