Form 10-Q
period 2013-09-30
hhgregg, Inc.
filed 2013-10-31
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of October 28, 2013 was 30,448,259.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended September 30, 2013

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except share and per share data)
Net sales	$568,315	$587,636	$1,093,237	$1,077,492
Cost of goods sold	400,365	413,489	770,522	756,686
Gross profit	167,950	174,147	322,715	320,806
Selling, general and administrative expenses	120,389	125,794	239,698	244,567
Net advertising expense	30,539	31,754	56,435	59,370
Depreciation and amortization expense	10,406	9,843	21,444	19,257
Income (loss) from operations	6,616	6,756	5,138	(2,388)
Other expense (income):
Interest expense	557	510	1,161	988
Interest income	(2)	(3)	(7)	(5)
Total other expense	555	507	1,154	983
Income (loss) before income taxes	6,061	6,249	3,984	(3,371)
Income tax expense (benefit)	2,382	2,489	1,565	(1,431)
Net income (loss)	$3,679	$3,760	$2,419	$(1,940)
Net income (loss) per share
Basic	$0.12	$0.11	$0.08	$(0.05)
Diluted	$0.12	$0.11	$0.08	$(0.05)
Weighted average shares outstanding-basic	30,682,051	35,237,201	30,971,050	35,685,482
Weighted average shares outstanding-diluted	31,240,325	35,291,269	31,427,112	35,685,482
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	March 31, 2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$38,175	$48,592
Accounts receivable—trade, less allowances of $25 and $1 as of September 30, 2013 and March 31, 2013, respectively	14,582	24,271
Accounts receivable—other	19,165	18,748
Merchandise inventories, net	324,515	315,562
Prepaid expenses and other current assets	5,955	5,567
Income tax receivable	1,371	1,414
Deferred income taxes	6,220	5,758
Total current assets	409,983	419,912
Net property and equipment	211,559	217,911
Deferred financing costs, net	2,604	1,992
Deferred income taxes	34,653	35,252
Other assets	1,470	1,354
Total long-term assets	250,286	256,509
Total assets	$660,269	$676,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,740	$150,333
Customer deposits	43,552	38,042
Accrued liabilities	52,026	49,422
Income tax payable	119	2,145
Total current liabilities	239,437	239,942
Long-term liabilities:
Deferred rent	76,420	77,777
Other long-term liabilities	11,673	12,044
Total long-term liabilities	88,093	89,821
Total liabilities	327,530	329,763
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,067,889 and 40,640,743 shares issued; and 30,401,424 and 31,468,453 outstanding as of September 30, 2013 and March 31, 2013, respectively	4	4
Additional paid-in capital	295,682	287,806
Retained earnings	157,069	154,650
Common stock held in treasury at cost, 10,666,465 and 9,172,290 shares as of September 30, 2013 and March 31, 2013, respectively	(120,016)	(95,802)
Total stockholders’ equity	332,739	346,658
Total liabilities and stockholders’ equity	$660,269	$676,421
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,419	$(1,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,444	19,257
Amortization of deferred financing costs	334	332
Stock-based compensation	2,726	2,514
Excess tax benefit from stock based compensation	(27)	(585)
Gain on sales of property and equipment	(364)	(143)
Deferred income taxes	137	2,974
Tenant allowances received from landlords	1,390	6,187
Changes in operating assets and liabilities:
Accounts receivable—trade	9,689	(10,817)
Accounts receivable—other	219	(25)
Merchandise inventories	(8,953)	(57,323)
Income tax receivable	70	(11,613)
Prepaid expenses and other assets	(504)	1,609
Accounts payable	(358)	21,361
Customer deposits	5,510	9,608
Income tax payable	(2,026)	—
Accrued liabilities	2,604	7,117
Deferred rent	(3,383)	(2,640)
Other long-term liabilities	(237)	284
Net cash provided by (used in) operating activities	30,690	(13,843)
Cash flows from investing activities:
Purchases of property and equipment	(14,253)	(35,391)
Proceeds from sales of property and equipment	221	17
Net cash used in investing activities	(14,032)	(35,374)
Cash flows from financing activities:
Purchases of treasury stock	(24,214)	(19,450)
Proceeds from exercise of stock options	5,123	4,023
Excess tax benefit from stock-based compensation	27	585
Net decrease in bank overdrafts	(11,506)	—
Net borrowings on inventory financing facility	4,441	13,245
Payment of financing costs	(946)	—
Payments received on notes receivable-related parties	—	41
Net cash used in financing activities	(27,075)	(1,556)
Net decrease in cash and cash equivalents	(10,417)	(50,773)
Cash and cash equivalents
Beginning of period	48,592	59,244
End of period	$38,175	$8,471
Supplemental disclosure of cash flow information:
Interest paid	$838	$57
Income taxes paid	$3,383	$7,209
Capital expenditures included in accounts payable	$2,321	$4,366
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended September 30, 2013
(Dollars in thousands, Unaudited)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2013	31,468,453	$—	$4	$287,806	$154,650	$(95,802)	$346,658
Net income					2,419		2,419
Exercise of stock options and vesting of RSUs	427,146	—	—	5,123	—	—	5,123
Stock compensation expense	—	—	—	2,726	—	—	2,726
Excess tax benefit from stock-based compensation, net	—	—	—	27	—	—	27
Repurchase of common stock	(1,494,175)	—	—	—	—	(24,214)	(24,214)
Balance at September 30, 2013	30,401,424	$—	$4	$295,682	$157,069	$(120,016)	$332,739
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of home appliances, televisions, computers, tablets, wireless devices, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of September 30, 2013, the Company had 228 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.
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

(3)	Property and Equipment
Property and equipment consisted of the following at September 30, 2013 and March 31, 2013 (in thousands):

	September 30, 2013	March 31, 2013
Machinery and equipment	$27,685	$25,328
Store fixtures and furniture	180,341	175,659
Vehicles	2,247	2,269
Signs	19,355	19,163
Leasehold improvements	177,415	172,952
Construction in progress	9,192	5,995
	416,235	401,366
Less accumulated depreciation and amortization	(204,676)	(183,455)
Net property and equipment	$211,559	$217,911

(4)	Net Income (Loss) per Share
Net income (loss) per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. For the six months ended September 30, 2012, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the period.
The following table presents net income (loss) per basic and diluted share for the three and six months ended September 30, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss) (A)	$3,679	$3,760	$2,419	$(1,940)
Weighted average outstanding shares of common stock (B)	30,682,051	35,237,201	30,971,050	35,685,482
Dilutive effect of employee stock options and restricted stock units	558,274	54,068	456,062	—
Common stock and potential dilutive common shares (C)	31,240,325	35,291,269	31,427,112	35,685,482
Net income (loss) per share:
Basic (A/B)	$0.12	$0.11	$0.08	$(0.05)
Diluted (A/C)	$0.12	$0.11	$0.08	$(0.05)
Antidilutive shares not included in the net income per diluted share calculation for the three months ended September 30, 2013 and 2012 were 950,240 and 3,739,415, respectively. Antidilutive shares not included in the net income (loss) per diluted share calculation for the six months ended September 30, 2013 and 2012 were 1,119,460 and 3,825,746, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at September 30, 2013 and March 31, 2013 (in thousands):

	September 30, 2013	March 31, 2013
Appliances	$126,041	$120,972
Consumer electronics	142,011	126,019
Computing and wireless	31,329	46,020
Home products	25,134	22,551
Net merchandise inventory	$324,515	$315,562

(6)	Debt
A summary of debt at September 30, 2013 and March 31, 2013 is as follows (in thousands):

	September 30, 2013	March 31, 2013
Amended Facility	$—	$—
On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”). The capacity for borrowings under the Company’s Amended Facility is $400 million, subject to borrowing base availability. In conjunction with the amendment, the Company capitalized $0.9 million in financing fees. The facility expires on July 29, 2018.
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.375%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.
Pursuant to the Amended Facility, the borrowing base is equal to the sum of (i) 90% of the amount of the eligible commercial accounts (ii) 90% of the amount of eligible commercial and credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage multiplied by the value of eligible inventory consistent with the most recent appraisal of such eligible inventory.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2013.
As of September 30, 2013 and March 31, 2013, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of September 30, 2013 and March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. The total borrowing availability under the Amended Facility was $185.9 million and $189.8 million as of September 30, 2013 and March 31, 2013, respectively. The interest rate based on the bank’s prime rate as of September 30, 2013 was 4.0%, and as of March 31, 2013 was 4.25%.

(7)	Stock-based Compensation
Stock Options
On April 2, 2013, the Company’s Board of Directors approved a one-time voluntary stock option exchange program (the “Offer”), as amended on April 17, 2013. On April 2, 2013, the Company commenced the Offer, which allowed employees to surrender all outstanding and unexercised stock options, whether vested or unvested, that were granted subsequent to July 18, 2007 (the “Eligible Options”), in a one-for-one exchange for new options (the “New Options”). Under the Offer, employees who chose to participate would receive New Options with an exercise price per share equal to the greater of (a) $10.00 or (b) the closing price of the Company’s Common Stock as reported on the New York Stock Exchange on the New Option grant date. Additionally, the Offer did not allow partial tenders of any one particular option grant, however employees could choose to exchange some but not all Eligible Option grants held by any optionee. Options granted prior to July 19, 2007 were not eligible for exchange.
The Offer expired on April 30, 2013. Pursuant to the Offer, a total of 58 eligible participants tendered, and the Company accepted for cancellation, options to purchase an aggregate of 898,665 shares of the Company’s common stock. The eligible stock options that were accepted for cancellation represented approximately 31% of the options eligible for participation in the Exchange Offer. Pursuant to the terms and conditions of the Amended Exchange Offer, on May 1, 2013, the Company issued 898,665 New Options in exchange for the tendered stock options. The Company will recognize the incremental expense resulting from this exchange, aggregating $1.4 million, over the three-year vesting period, in accordance with the Exchange Offer.

The following table summarizes the activity under the Company’s Stock Option Plans for the six months ended September 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2013	3,322,462	$15.81
Granted	1,732,805	14.00
Exercised	(427,146)	11.99
Canceled	(930,328)	22.70
Expired	(17,002)	20.72
Outstanding at September 30, 2013	3,680,791	$13.62
During the six months ended September 30, 2013, the Company granted options for 1,732,805 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $7.09 during the six months ended September 30, 2013, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.58% - 1.53
Dividend yield	—
Expected volatility	63.2%
Expected life of the options (years)	4.5
Forfeitures	7.20%

Time Vested Restricted Stock Units
During the six months ended September 30, 2013, the Company granted 27,237 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain directors of the Company. The RSUs vest three years from the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as a director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the six months ended September 30, 2013 was $14.32.
The following table summarizes RSU vesting activity for the six months ended September 30, 2013:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	155,600	$12.38
Granted	27,237	14.32
Vested	—	—
Forfeited	(6,292)	13.52
Nonvested at September 30, 2013	176,545	$12.64

(8)	Stockholders’ Equity
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

(9) Share Repurchase Program
On May 16, 2013, the Company’s Board of Directors authorized a new share repurchase program, which became effective on May 22, 2013 (the “May 2013 Program”), allowing the Company to repurchase up to $50 million of its common stock. The May 2013 Program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 22, 2014. The previous share repurchase program expired on May 21, 2013.
The following table shows the number and cost of shares repurchased during the six months ended September 30, 2013 and 2012, respectively ($ in thousands):

	Six Months Ended
	September 30, 2013	September 30, 2012
May 2013 Program
Number of shares repurchased	1,494,175	—
Cost of shares repurchased	$24,214	$—
May 2012 Program
Number of shares repurchased	—	2,274,511
Cost of shares repurchased	$—	$19,450
As of September 30, 2013, the Company had $25.8 million remaining under the May 2013 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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
Overview
hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, tablets, wireless devices, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of September 30, 2013, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2014 fiscal year is the 12 month period ending on March 31, 2014.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance and consumer electronics products. We display nearly 350 models of major appliances and 100 models of flat panel televisions in our stores with a broad assortment of models in the middle- to upper-end of product price ranges. Appliance and consumer electronics sales comprised 86% of our net sales mix for the three and six months ended September 30, 2013 and 88% of our net sales mix for the three and six months ended September 30, 2012.
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
In response to the declines in our overall comparable store sales largely resulting from the performance of the consumer electronics category, we have developed three major initiatives for fiscal 2014, to reshape our sales mix, expand our customer base and enhance our service offerings.
Our first initiative for fiscal 2014 is to reshape our sales mix through a continued increase in focus on the appliance category as well as the introduction of new product categories. Our sales in the appliance category have increased on a comparative basis over the past nine quarters. To maintain this growth, we plan to continue to place greater emphasis on appliances in our marketing strategies and continue to improve on our service offerings within the appliance category. We will also focus on increasing our average sales price through the promotion of kitchen packages. We also plan to increase our sales in this category through the promotion of hhgregg rebate gift card incentives for customers to use on future purchases. We expect that as the U.S. housing market and general economy continues to improve, as indicated by June 2013 U.S. Housing Start-Up’s experiencing a 18% increase for the quarterly period ended June 30, 2013 over the prior year comparable period, the appliance industry will experience increases in demand. Additionally, during fiscal 2013, we tested and launched new products and categories, including home entertainment furniture and home fitness products. Based on the success of testing an expanded furniture assortment, we rolled out an expanded offering of furniture products. Additionally, we expect to rollout new mid-price product offerings of bedding and fitness equipment. The consumer electronics category will continue to be an important category for us. As it relates to video our emphasis will be on providing a greater assortment of larger screen sizes and rationalizing the SKU count for smaller screen sizes. Within the consumer electronics category, we plan to improve our balance of gross profit and market share through positioning our new assortment strategy. We plan to provide an expanded offering of connected devices, and have fully rolled out the Apple iPad and iPod to all stores. We expect that with the continued innovations to connected devices, we will be able to generate greater traffic to our stores. Our ultimate goal of reshaping our sales mix is to lift the average sales units of our stores.
Our second initiative for fiscal 2014 is to expand our customer base through increased credit offerings and by creating a new advertising campaign. Over the past 12 months, our non-recourse private label credit card penetration has increased 332 basis points to 34% of transactions. We continue to encourage the use of the card, not only through in store payment options, but through offers such as our 5% discount on qualifying purchases. In addition to our private label credit card, during the second fiscal quarter of 2014 we rolled out a “lease to own” option through a third party provider chain-wide. This allows us to provide an alternative credit offering to customers who historically had been turned down for credit through our private label card. Additionally, we rolled out a seamless secondary finance offering for the lower-middle income consumer. We believe that enhancing our credit offerings will generate greater brand loyalty and higher average sales per transaction, resulting in an overall more profitable relationship with customers. Our credit offerings are non-recourse to us, consequently, we bear no risk for any potential delinquencies. To supplement our initiatives to expand our customer base we selected a new advertising agency which is now assisting us in delivering the marketing messages necessary to execute on our initiatives.
Our third initiative for fiscal 2014 is to enhance our service offerings, with particular emphasis on our website capabilities. By partnering with a third party, we expect to more than double our product assortment online through an expanded aisle concept by carrying products online that are not available in stores. We also have updated our mobile commerce site by allowing greater functionality, including transacting through the site. Additionally, we plan to enhance the in-store customer experience by implementing a new point of sale system, which will not only have new capabilities, but expedite the check-out process to decrease the time to complete a sale. We also plan to continue to improve our customer service by raising the standards of execution by our sales team members.
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
Our expectations for the current fiscal year will be to significantly slow our store growth compared to prior years and shift the balance of our focus to sales and profit productivity in our existing store base. We plan to enhance our store productivity within our existing markets through growth in both new and existing businesses, increased focus on large deliverable home products, and growing our competencies with our e-commerce platform.
In the six months ended September 30, 2013, we relocated three stores and began construction for one store relocation in the third fiscal quarter, as well as one new store opening in the fourth fiscal quarter.
Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior purchase experience. From the time the customers walk in the door, they experience a well-designed, customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly-trained consultative sales force, who educate the customers about the different product features.
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
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the past few months, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has resulted in lower comparable store sales and lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. Other consumer electronics categories have also experienced significant demand pressure. Cameras, camcorders, mp3 players, and GPS devices have been largely replaced by the use of smart phones. As such, we continue to shift our product mix away from these categories and into the computing and wireless category. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic.
The computing and wireless product category drives traffic into our stores. As a result, we plan to continue to enhance our offerings of such products. We have fully rolled out the offering of Apple iPod and Apple iPad products to all stores.
In addition to testing new products in existing categories, we have also expanded our product assortment within the home products category, which fit our core competencies, including home furniture and fitness equipment. We will continue to refine our assortment in this category as we learn more about their success in our stores.
We also rolled out additional credit offerings for our consumers. As over one-third of our sales today are transacted on the hhgregg private label credit card, we want to expand our consumer base to allow new consumers to shop in our stores. We added a “lease to own” program through a third party provider chain-wide, and added a secondary financing offer for the lower-middle income consumer. These programs are non-recourse to the Company through the use of third party solutions.
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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(unaudited)	2013	2012	2013	2012
Net sales	$568,315	$587,636	$1,093,237	$1,077,492
Net sales % (decrease) increase	(3.3)%	(5.0)%	1.5%	2.6%
Comparable store sales % decrease (1)	(6.2)%	(8.8)%	(3.0)%	(7.2)%
Gross profit as a % of net sales	29.6%	29.6%	29.5%	29.8%
SG&A as a % of net sales	21.2%	21.4%	21.9%	22.7%
Net advertising expense as a % of net sales	5.4%	5.4%	5.2%	5.5%
Depreciation and amortization expense as a % of net sales	1.8%	1.7%	2.0%	1.8%
Income (loss) from operations as a % of net sales	1.2%	1.1%	0.5%	(0.2)%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Net income (loss)	$3,679	$3,760	$2,419	$(1,940)
Net income (loss) per diluted share	$0.12	$0.11	$0.08	$(0.05)
Weighted average shares outstanding—diluted	31,240,325	35,291,269	31,427,112	35,685,482
Number of stores open at the end of period	228	223

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net income was $3.7 million for the three months ended September 30, 2013, or $0.12 per diluted share, compared with net income of $3.8 million, or $0.11 per diluted share, for the comparable prior year period. For the six month period ended September 30, 2013, net income was $2.4 million, or $0.08 per diluted share, compared with a net loss of $1.9 million, or $0.05 per diluted share for the comparable prior year period. The decrease in net income for the three months ended September 30, 2013 was largely due to a comparable store sales decrease of 6.2%, partially offset by a decrease in SG&A as a percentage of net sales. The increase in net income for the six month period was largely the result of an increase in net sales due to the net addition of five stores during the past 12 months, a decrease in SG&A expense as a percentage of net sales, and a decrease in net advertising as a percentage of net sales, partially offset by a decrease in gross profit as a percentage of net sales.
Net sales for the three months ended September 30, 2013 decreased 3.3% to $568.3 million from $587.6 million in the comparable prior year period. The decrease in net sales for the three month period was the result of a comparable store sales decrease of 6.2%. Net sales for the six months ended September 30, 2013 increased 1.5% to $1.09 billion from $1.08 billion in the comparable prior year period. The increase in net sales for the six month period was attributable to the net addition of five stores during the past 12 months partially offset by a comparable store sales decrease of 3.0%.
Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2013 and 2012 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Appliances	50%	46%	51%	47%	2.6%	1.1%	5.0%	3.5%
Consumer electronics (1)	36%	42%	35%	41%	(20.4)%	(20.4)%	(18.0)%	(19.4)%
Computing and wireless (2)	9%	9%	9%	9%	(7.2)%	10.8%	1.8%	9.7%
Home products (3)	5%	3%	5%	3%	69.1%	(6.9)%	75.8%	(6.9)%
Total	100%	100%	100%	100%	(6.2)%	(8.8)%	(3.0)%	(7.2)%

(1)	Primarily consists of accessories, audio, personal electronics and televisions.

(2)	Primarily consists of computers, mobile phones and tablets.

(3)	Primarily consists of fitness equipment, furniture and mattresses.
The decrease in comparable store sales for the three months ended September 30, 2013 was driven primarily by a decrease in comparable store sales in the consumer electronics and computing and wireless categories, partially offset by an increase in the appliance and home products categories. The appliance category increase in comparable store sales was driven by an increase in the average selling price. The home products category increase in comparable store sales was primarily a result of sales from the introduction of furniture and fitness equipment. The consumer electronics category comparable store sales decline was driven primarily by a double digit comparable store sales decrease in televisions, largely resulting from our strategy of offering fewer entry level models. The computing and wireless category decrease in comparable store sales was led by a decline in sales of mobile phones and notebook computers, partially offset by the continuing increased demand for tablets.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Gross profit margin, expressed as gross profit as a percentage of net sales, remained unchanged at 29.6% for the three months ended September 30, 2013 compared to the comparable prior year period, largely a result of a favorable product sales mix shift offset by modest gross margin rate declines within most of the categories.
SG&A expense, as a percentage of net sales, decreased 22 basis points for the three months ended September 30, 2013 compared to the prior year period. The decrease in SG&A as a percentage of net sales was largely a result of decreases in wage expense, employee benefit expense and bank and credit card fees as a percentage of net sales. The decrease was primarily due to continued cost cutting measures that were initially implemented throughout the second quarter of the prior fiscal year.
Net advertising expense, as a percentage of net sales, remained unchanged during the three months ended September 30, 2013 compared to the prior year period.
Depreciation expense, as a percentage of net sales, increased 16 basis points for the three months ended September 30, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the capital spend associated with the five new stores opened during the past 12 months and the deleveraging effect of the net sales decline.
Our effective income tax rate for the three months ended September 30, 2013 decreased to 39.3% from 39.8% in the comparable prior year period. The decrease in our effective income tax rate was the result of an unfavorable adjustment to state income taxes recognized in the second quarter of fiscal 2013.  No such adjustment was made in the current year period.
Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the six months ended September 30, 2013 to 29.5% from 29.8% for the comparable prior year period. The decrease was due to decreases in gross profit margin rates in the appliances, consumer electronics and home products categories, partially offset by a slight increase in gross profit margin rate in the computing and wireless category.
SG&A expense, as a percentage of net sales, decreased 77 basis points for the six months ended September 30, 2013 compared to the prior year period. The decrease in SG&A as a percentage of net sales was largely a result of decreases in wage expense and employee benefit expense as a percentage of net sales. The decrease was due to continued cost cutting measures initially implemented in the second quarter of the prior fiscal year, coupled with the leveraging effect of the net sales increase.
Net advertising expense, as a percentage of net sales, decreased 35 basis points during the six months ended September 30, 2013 compared to the prior year period. The decrease as a percentage of net sales was driven largely by decreased advertising spend in comparable markets, coupled with the leveraging effect of the net sales increase.
Depreciation expense, as a percentage of net sales, increased 17 basis points for the six months ended September 30, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the capital spend associated with the five new stores opened during the past 12 months, and 11 stores which opened near the end of the fiscal second quarter of 2013.
Our effective income tax rate for the six months ended September 30, 2013 decreased to 39.3% from 42.5% in the comparable prior year period. The decrease in our effective income tax rate was primarily the result of higher state income tax credits recognized in fiscal 2013.  The additional state income tax credits increased our effective income tax rate for the six months ended September 30, 2012 due to the net loss recognized.

Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$30,690	$(13,843)
Net cash used in investing activities	(14,032)	(35,374)
Net cash used in financing activities	(27,075)	(1,556)
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
During fiscal 2014, we plan to relocate four stores, of which three have been relocated as of September 30, 2013. We plan to open one new store during the fourth fiscal quarter. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2014 will be funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Provided by (Used in) Operating Activities. Net cash provided by (used in) operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash provided by (used in) operating activities was $30.7 million and $(13.8) million for the six months ended September 30, 2013 and 2012, respectively. The decrease in cash used in operating activities is primarily due to a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable) and the net change in our other current operating assets and liabilities, the decrease in cash received from landlords for tenant allowances due to opening less stores in the current period compared to the prior period, and the impact of the net change in our income tax receivable/payable due to the net income experienced in the current quarter compared to the net loss experienced in the previous comparable quarter. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Cash Used In Investing Activities. Net cash used in investing activities was $14.0 million and $35.4 million for the six months ended September 30, 2013 and 2012, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores. In the six months ended September 30, 2013, we relocated three stores and began construction for one store relocating in the third fiscal quarter, and began construction on one new store opening in the fourth fiscal quarter. In the six months ended September 30, 2012, we opened 15 new stores.
Cash Used In Financing Activities. Net cash used in financing activities was $27.1 million and $1.6 million for the six months ended September 30, 2013 and 2012, respectively. The increase in cash used in financing activities is primarily due to a decrease in funds provided by bank overdrafts of $11.5 million, a decrease in net borrowings on an inventory financing facility of $8.8 million, an increase in funds used for treasury stock repurchases of $4.8 million, offset by an increase in funds provided by the exercise of stock options of $1.1 million.
Amended Facility. On July 29, 2013, Gregg Appliances, Inc. (“Gregg Appliances”), our wholly-owned subsidiary, entered into Amendment No. 1 to its Amended and Restated Loan and Security Agreement (the “Amended Facility”) to increase the maximum credit available to $400 million from $300 million, subject to borrowing base availability, and extend the term of the facility to expire on July 29, 2018. The facility was set to expire on March 29, 2016.
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate was determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate was 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate was

0.375%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.
Pursuant to the Amended Facility, the borrowing base is equal to the sum of (i) 90% of all commercial accounts, (ii) 90% of all commercial and credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage of the eligible inventory multiplied by the value of such eligible inventory consistent with the most recent appraisal of such eligible inventory, in each case subject to customary reserves and eligibility criteria.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2013.
As of September 30, 2013 and March 31, 2013, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of September 30, 2013 and March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. The total borrowing availability under the Amended Facility was $185.9 million and $189.8 million as of September 30, 2013 and March 31, 2013, respectively. The interest rate based on the bank’s prime rate as of September 30, 2013 was 4.0%, and as of March 31, 2013 was 4.25%.
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
Contractual Obligations
There have been no material changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2013 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013 and our Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013 for additional information regarding our contractual obligations.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our fiscal 2014 initiatives; the impact of our marketing efforts, including our appliance category; the impact of competition on prices; refinements to our product mix and to customer services and service offerings, including in our appliance category and on our website and mobile site; increasing our average sales price through the promotion of kitchen packages; efforts to increase sales through the promotion of hhgregg rebate gift card incentives; expectations around the U.S. housing market and general economy; efforts to increase the use of our private label credit card and supplemental credit programs; timing of our “lease to own” financing options; the outcome of tests of other secondary finance offerings; the impact of our enhanced credit offerings and non-recourse nature of such offerings; how we entice discretionary purchases; shifts in product mix of consumer electronics and home products including, home entertainment furniture, bedroom furniture, dinette sets and fitness equipment, and computing and wireless; steps to improve our balance of gross profit and market share of our consumer electronics category through our new assortment strategy; the impact of our new advertising agency assisting in delivering the marketing messages necessary to execute on our initiatives and the timing of the new advertising campaign, including around consumer electronics; investments in our delivery and installation capabilities; the success of our general initiatives and initiatives in our consumer electronics category and strategies to offset declines in that category; increases in our appliance category market share; changes in our store operating model to improve close rates and drive market share; variations and enhancements of our product offerings; roll out and timing of our expanded offerings of expanded furniture product assortment; updates and refinements to our multi-channel experience, including our e-commerce site and timing and the impact of our new point of sale system; the impact of our initiatives to drive sales; our store development strategy; plans to build store density; our expansion plans into new markets; steps to slow store growth and enhance store productivity in existing markets; the impact of our customer purchase experience; our plans to raise our sales’ teams standards of execution; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; the seasonality of our business; our income tax rate; plans to refinance our indebtedness or seek additional financing and ability to secure additional debt financing; plans regarding new store openings and investment in our infrastructure; the impact of litigation; and our expected capital expenditures and expected sources of funding found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013 and the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on May 20, 2013. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of September 30, 2013, our debt was comprised of our Amended Facility. Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of September 30, 2013, we had no outstanding borrowings on our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to repurchases of our common stock for the three months ended September 30, 2013 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 to July 31, 2013	—	—	—	$39,689
August 1, 2013 to August 31, 2013	647,034	$17.50	647,034	28,364
September 1, 2013 to September 30, 2013	148,772	17.33	148,772	25,786
Total	795,806	$17.47	795,806	$25,786

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended September 30, 2013, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HHGREGG, INC.

By:	/s/ Jeremy J. Aguilar
Jeremy J. Aguilar Chief Financial Officer (Principal Financial Officer)
Dated: October 31, 2013