Form 10-Q
period 2013-12-31
hhgregg, Inc.
filed 2014-01-30
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of January 27, 2014 was 29,492,032.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended December 31, 2013

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
Net sales	$707,053	$799,635	$1,800,290	$1,877,127
Cost of goods sold	517,773	581,450	1,288,295	1,338,136
Gross profit	189,280	218,185	511,995	538,991
Selling, general and administrative expenses	132,360	139,303	372,059	383,871
Net advertising expense	36,964	38,715	93,399	98,085
Depreciation and amortization expense	10,785	10,416	32,229	29,673
Asset impairment charges	310	504	310	504
Income from operations	8,861	29,247	13,998	26,858
Other expense (income):
Interest expense	695	704	1,856	1,692
Interest income	(2)	(3)	(9)	(8)
Total other expense	693	701	1,847	1,684
Income before income taxes	8,168	28,546	12,151	25,174
Income tax expense	3,120	11,157	4,685	9,726
Net income	$5,048	$17,389	$7,466	$15,448
Net income per share
Basic	$0.17	$0.51	$0.24	$0.44
Diluted	$0.17	$0.51	$0.24	$0.44
Weighted average shares outstanding-basic	29,915,307	33,934,383	30,617,856	35,099,660
Weighted average shares outstanding-diluted	30,387,251	33,985,113	31,117,896	35,168,497
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2013	March 31, 2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,662	$48,592
Accounts receivable—trade, less allowances of $45 and $1 as of December 31, 2013 and March 31, 2013, respectively	23,590	24,271
Accounts receivable—other	22,745	18,748
Merchandise inventories, net	384,172	315,562
Prepaid expenses and other current assets	13,648	5,567
Income tax receivable	734	1,414
Deferred income taxes	7,093	5,758
Total current assets	454,644	419,912
Net property and equipment	204,191	217,911
Deferred financing costs, net	2,469	1,992
Deferred income taxes	35,249	35,252
Other assets	1,652	1,354
Total long-term assets	243,561	256,509
Total assets	$698,205	$676,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,528	$150,333
Line of credit	15,000	—
Customer deposits	46,656	38,042
Accrued liabilities	71,324	49,422
Income tax payable	4,048	2,145
Total current liabilities	287,556	239,942
Long-term liabilities:
Deferred rent	74,574	77,777
Other long-term liabilities	11,816	12,044
Total long-term liabilities	86,390	89,821
Total liabilities	373,946	329,763
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,121,390 and 40,640,743 shares issued; and 29,492,032 and 31,468,453 outstanding as of December 31, 2013 and March 31, 2013, respectively	4	4
Additional paid-in capital	297,792	287,806
Retained earnings	162,116	154,650
Common stock held in treasury at cost, 11,629,358 and 9,172,290 shares as of December 31, 2013 and March 31, 2013, respectively	(135,653)	(95,802)
Total stockholders’ equity	324,259	346,658
Total liabilities and stockholders’ equity	$698,205	$676,421
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2013	December 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$7,466	$15,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,229	29,673
Amortization of deferred financing costs	469	498
Stock-based compensation	4,151	3,882
Excess tax benefit from stock based compensation	(21)	(585)
Gain on sales of property and equipment	(437)	(216)
Deferred income taxes	(1,332)	3,575
Asset impairment charges	310	504
Tenant allowances received from landlords	2,101	8,424
Changes in operating assets and liabilities:
Accounts receivable—trade	681	(1,207)
Accounts receivable—other	(4,072)	(8,071)
Merchandise inventories	(68,610)	(155,969)
Income tax receivable	701	(1,356)
Prepaid expenses and other assets	(8,379)	1,240
Accounts payable	20,151	84,699
Customer deposits	8,614	11,278
Income tax payable	1,903	3,616
Accrued liabilities	21,902	23,759
Deferred rent	(5,229)	(4,099)
Other long-term liabilities	(28)	198
Net cash provided by operating activities	12,570	15,291
Cash flows from investing activities:
Purchases of property and equipment	(19,888)	(50,291)
Proceeds from sales of property and equipment	221	34
Net cash used in investing activities	(19,667)	(50,257)
Cash flows from financing activities:
Purchases of treasury stock	(39,851)	(30,041)
Proceeds from exercise of stock options	5,814	4,184
Excess tax benefit from stock-based compensation	21	585
Net (decrease) increase in bank overdrafts	(8,764)	12,153
Net borrowings on line of credit	15,000	—
Net (repayments) borrowings on inventory financing facility	(10,107)	4,322
Payment of financing costs	(946)	—
Payments received on notes receivable-related parties	—	41
Net cash used in financing activities	(38,833)	(8,756)
Net decrease in cash and cash equivalents	(45,930)	(43,722)
Cash and cash equivalents
Beginning of period	48,592	59,244
End of period	$2,662	$15,522
Supplemental disclosure of cash flow information:
Interest paid	$1,359	$226
Income taxes paid	$3,412	$7,509
Capital expenditures included in accounts payable	$406	$873
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended December 31, 2013
(Dollars in thousands, Unaudited)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2013	31,468,453	$—	$4	$287,806	$154,650	$(95,802)	$346,658
Net income					7,466		7,466
Exercise of stock options and vesting of RSUs	480,647	—	—	5,814	—	—	5,814
Stock compensation expense	—	—	—	4,151	—	—	4,151
Excess tax benefit from stock-based compensation, net	—	—	—	21	—	—	21
Repurchase of common stock	(2,457,068)	—	—	—	—	(39,851)	(39,851)
Balance at December 31, 2013	29,492,032	$—	$4	$297,792	$162,116	$(135,653)	$324,259
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (the “Company” or “hhgregg”) is a specialty retailer of home appliances, televisions, computers, tablets, wireless devices, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of December 31, 2013, the Company had 228 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.
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
Non-recurring Fair Value Measurements
The Company has property and equipment that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Property and equipment fair values were derived using a discounted cash flow model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as an appropriate discount rate. For the quarter ended December 31, 2013, the Company entered into a lease modification to downsize a store. In conjunction with the downsize, the Company determined that certain of the assets in use would be abandoned at the time construction to downsize begins, and as a result determined this to be a triggering event for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value. For the quarter ended December 31, 2012, the Company had one store whose profit contributions were significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value.

The following table summarizes the fair value remeasurements recorded during the three and nine months ended December 31, 2013 and 2012 (in millions):

	Three and Nine Months Ended
	December 31, 2013	December 31, 2012
Carrying value (pre-asset impairment)	$0.7	$0.9
Asset impairment loss (included in income from operations)	0.3	0.5
Remaining net carrying value	$0.4	$0.4

(3)	Property and Equipment
Property and equipment consisted of the following at December 31, 2013 and March 31, 2013 (in thousands):

	December 31, 2013	March 31, 2013
Machinery and equipment	$28,516	$25,328
Store fixtures and furniture	183,151	175,659
Vehicles	2,247	2,269
Signs	19,620	19,163
Leasehold improvements	178,821	172,952
Construction in progress	7,296	5,995
	419,651	401,366
Less accumulated depreciation and amortization	(215,460)	(183,455)
Net property and equipment	$204,191	$217,911

(4)	Net Income per Share
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
The following table presents net income per basic and diluted share for the three and nine months ended December 31, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income (A)	$5,048	$17,389	$7,466	$15,448
Weighted average outstanding shares of common stock (B)	29,915,307	33,934,383	30,617,856	35,099,660
Dilutive effect of employee stock options and restricted stock units	471,944	50,730	500,040	68,837
Common stock and potential dilutive common shares (C)	30,387,251	33,985,113	31,117,896	35,168,497
Net income per share:
Basic (A/B)	$0.17	$0.51	$0.24	$0.44
Diluted (A/C)	$0.17	$0.51	$0.24	$0.44
Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2013 were 936,040 and 937,640, respectively. Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2012 were 3,663,282.

(5)	Inventories
Net merchandise inventories consisted of the following at December 31, 2013 and March 31, 2013 (in thousands):

	December 31, 2013	March 31, 2013
Appliances	$143,666	$120,972
Consumer electronics	164,949	126,019
Computing and wireless	49,613	46,020
Home products	25,944	22,551
Net merchandise inventory	$384,172	$315,562

(6)	Debt
A summary of debt at December 31, 2013 and March 31, 2013 is as follows (in thousands):

	December 31, 2013	March 31, 2013
Line of credit	$15,000	$—
On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”) to increase the maximum credit available to $400 million from $300 million, subject to borrowing base availability, and extend the term of the facility to expire on July 29, 2018. The facility was set to expire on March 29, 2016.
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
Pursuant to the Amended Facility, the borrowing base is equal to the sum of (i) 90% of the amount of the eligible commercial accounts, (ii) 90% of the amount of eligible commercial and credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage multiplied by the value of eligible inventory consistent with the most recent appraisal of such eligible inventory.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2013.

As of December 31, 2013, Gregg Appliances had $15.0 million of cash borrowings outstanding under the Amended Facility. As of December 31, 2013, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $224.4 million as of December 31, 2013. The interest rate based on the bank’s prime rate as of December 31, 2013 was 3.75%.
As of March 31, 2013, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. The total borrowing availability under the Amended Facility was $189.8 million as of March 31, 2013. The interest rate based on the bank’s prime rate as of March 31, 2013 was 4.25%.

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
The following table summarizes the activity under the Company’s Stock Option Plans for the nine months ended December 31, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2013	3,322,462	$15.81
Granted	1,806,805	13.99
Exercised	(480,647)	12.10
Canceled	(981,328)	22.19
Expired	(27,002)	23.53
Outstanding at December 31, 2013	3,640,290	$13.60
During the nine months ended December 31, 2013, the Company granted options for 1,806,805 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $7.09 during the nine months ended December 31, 2013, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.06% - 1.53%
Dividend yield	—
Expected volatility	63.0%
Expected life of the options (years)	4.5
Forfeitures	7.20%

Time Vested Restricted Stock Units
During the nine months ended December 31, 2013, the Company granted 27,237 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain directors of the Company. The RSUs vest three years from the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant ceases to serve as director for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as a director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the nine months ended December 31, 2013 was $14.32.
The following table summarizes RSU vesting activity for the nine months ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	155,600	$12.38
Granted	27,237	14.32
Vested	—	—
Forfeited	(14,692)	12.96
Nonvested at September 30, 2013	168,145	$12.64

(8)	Stockholders’ Equity
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

The following table shows the number and cost of shares repurchased during the nine months ended December 31, 2013 and 2012, respectively ($ in thousands):

	Nine Months Ended
	December 31, 2013	December 31, 2012
May 2013 Program
Number of shares repurchased	2,457,068	—
Cost of shares repurchased	$39,851	$—
May 2012 Program
Number of shares repurchased	—	3,558,600
Cost of shares repurchased	$—	$30,041
As of December 31, 2013, the Company had $10.1 million remaining under the May 2013 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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
Overview
hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, tablets, wireless devices, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of December 31, 2013, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2014 fiscal year is the 12 month period ending on March 31, 2014.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance and consumer electronics products. We display nearly 350 models of major appliances and 100 models of flat panel televisions in our stores with a broad assortment of models in the middle- to upper-end of product price ranges. Appliance and consumer electronics sales comprised 84% and 83% of our net sales mix for the three months ended December 31, 2013 and 2012, and 85% and 86% of our net sales mix for the nine months ended December 31, 2013 and 2012.
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
For fiscal 2014 we have implemented three major initiatives in response to our continuing comparable store sales decline which are: to reshape our sales mix, expand our customer base and enhance our service offerings.
Our first initiative for fiscal 2014 is to reshape our sales mix through a continued increase in focus on the appliance category as well as the introduction of new product categories. Our sales in the appliance category have increased on a comparative basis over the past ten quarters, and this category has proven to be a centerpiece of our business. To maintain this growth, we are placing greater emphasis on our in home delivery capabilities for appliances. We also are enhancing our in store cooking and built-in displays, and providing a product assortment based upon geography and preferences within the geography. The U.S. Census Bureau's data on New Residential Construction shows that 2013 U.S. Housing Start-Up’s experienced a 12% increase for the quarterly period ended December 31, 2013 over the prior year comparable period. We expect that as the U.S. housing market and general economy continues to improve, the appliance industry will experience increases in demand. While this data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and won't be impacted in the future by factors such as rising interest rates.

Additionally, during our previous fiscal year, we tested and launched new products and categories, including home furniture and home fitness products. Based on the success of testing an expanded furniture assortment, we rolled out an expanded offering of furniture products. Additionally, we rolled out new mid-price product offerings of bedding and fitness equipment. The consumer electronics category will continue to be an important category for us, however, we will continue to place greater emphasis on other areas of our sales mix as we further develop new categories. As it relates to our computing and wireless category, we plan to provide an expanded offering of connected devices, and have fully rolled out the Apple iPad and iPod to all stores. We expect that with the continued innovations to connected devices, we will utilize these products to drive greater traffic to our stores. Our ultimate goal of reshaping our sales mix is to lift the average sales units of our stores.
Our second initiative for fiscal 2014 is to expand our customer base through increased credit offerings. Over the past 12 months, our non-recourse private label credit card penetration has increased 230 basis points to 36% of transactions. We continue to encourage the use of the card, not only through in store payment options, but through offers such as our 5% discount on qualifying merchandise. In addition to our private label credit card, during the second fiscal quarter of 2014 we rolled out a “lease to own” option through a third party provider in all of our stores. This allows us to provide an alternative credit offering to customers who historically had been turned down for credit through our private label card. Additionally, during the third fiscal quarter we rolled out a secondary finance offering for the lower-middle income consumer. We believe that enhancing our credit offerings will generate greater brand loyalty and higher average sales per transaction, resulting in an overall more profitable relationship with customers. Our credit offerings are non-recourse to us, consequently, we bear no risk for any potential delinquencies.
Our third initiative for fiscal 2014 is to enhance our service offerings, with particular emphasis on our website capabilities. During fiscal 2014 we have added the following features to our website: an expanded aisle concept which tripled our product assortment online by carrying products that are not available in stores; updated our mobile commerce site by allowing greater functionality, including transacting through the site and intuitive navigation; omnichannel shopping experience improvements for our customers; and improved checkout and payment options including accepting hhgregg credit card applications on our website. In the year ahead, we expect to continue to expand our online product assortment, integrate the omnichannel shopping experience with with the implementation of a new point of sale system, and to make social media enhancements. The new point of sale system that we plan to implement will not only have new digital capabilities, but expedite the check-out process to decrease the time to complete a sale. We also intend to improve our delivery service by utilizing new devices that better communicate expected delivery timing with the consumer.
Store Development Strategy. Over the past several years, we have adhered closely to a development strategy of adding stores to metropolitan markets in clusters to achieve rapid market share penetration and more efficiently leverage our distribution network, advertising and regional management costs. Our long-term expansion plans include looking for new markets where we believe there is significant underlying demand for stores, typically in areas that have historically demonstrated above-average economic growth, strong household incomes and growth in new housing starts and/or remodeling activity. Our markets typically include most or all of our major competitors. We plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us to improve our market share and realize operating efficiencies.
Our near term expectations will be to continue to shift the balance of our focus to sales and profit productivity in our existing store base before we resume store growth and expansion plans. We plan to enhance our store productivity within our existing markets through growth in both new and existing businesses, increased focus on large deliverable home products, and growth of our competencies with our e-commerce platform.
In the nine months ended December 31, 2013, we relocated four stores, and began construction on one new store that is planned to open during the first fiscal quarter of 2015.
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

While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, and consumer credit availability have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery capabilities, credit offerings and expanded product offerings, we believe we offer our customers a differentiated value proposition.
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
According to the NPD Consumer Electronics Data for the three month period ended December 31, 2013, sales for the consumer electronics industry have decreased 8.5% from the comparable prior year period. The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years, which was further compressed during the current quarterly period ended December 31, 2013 as retailers provided increased promotional offerings for the holiday. According to the NPD TV Market Pulse reports for the three months ended December 31, 2013, flat-panel TV sales units were 1% less than the comparable prior year period, and the average selling price has decreased by approximately 4%. The industry has seen falling demand as new technology innovation has been insufficient, which has resulted in gross margin rate declines, and average selling price declines. Other consumer electronics categories have also experienced significant demand pressure. Cameras, camcorders, mp3 players, and GPS devices have been largely replaced by the use of smart phones. As such, we continue to shift our product mix away from these categories and into the computing and wireless category. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic.
The computing and wireless product category drives traffic into our stores. As a result, we have enhanced our offerings of such products. We have fully rolled out the offering of Apple iPod and Apple iPad products to all stores.
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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(unaudited)	2013	2012	2013	2012
Net sales	$707,053	$799,635	$1,800,290	$1,877,127
Net sales % decrease	(11.6)%	(3.6)%	(4.1)%	(0.1)%
Comparable store sales % decrease (1)	(11.2)%	(9.7)%	(6.4)%	(8.3)%
Gross profit as a % of net sales	26.8%	27.3%	28.4%	28.7%
SG&A as a % of net sales	18.7%	17.4%	20.7%	20.4%
Net advertising expense as a % of net sales	5.2%	4.8%	5.2%	5.2%
Depreciation and amortization expense as a % of net sales	1.5%	1.3%	1.8%	1.6%
Income from operations as a % of net sales	1.3%	3.7%	0.8%	1.4%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Net income	$5,048	$17,389	$7,466	$15,448
Net income per diluted share	$0.17	$0.51	$0.24	$0.44
Weighted average shares outstanding—diluted	30,387,251	33,985,113	31,117,896	35,168,497
Number of stores open at the end of period	228	228

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net income was $5.0 million for the three months ended December 31, 2013, or $0.17 per diluted share, compared with net income of $17.4 million, or $0.51 per diluted share, for the comparable prior year period. For the nine months ended December 31, 2013, net income was $7.5 million, or $0.24 per diluted share, compared with net income of $15.4 million, or $0.44 per diluted share for the comparable prior year period. The decrease in net income for the three months ended December 31, 2013 was largely due to a comparable store sales decrease of 11.2% and a decrease in gross margin. The decrease in net income for the nine month period ended December 31, 2013 was largely due to a comparable store sales decrease of 6.4% and a decrease in gross margin.
Net sales for the three months ended December 31, 2013 decreased 11.6% to $707.1 million from $799.6 million in the comparable prior year period. The decrease in net sales for the three month period was the result of a comparable store sales decrease of 11.2%. Net sales for the nine months ended December 31, 2013 decreased 4.1% to $1.80 billion from $1.88 billion in the comparable prior year period. The decrease in net sales for the nine month period was the result of a comparable store sales decrease of 6.4%.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Appliances	41%	35%	47%	42%	1.5%	6.1%	3.8%	4.4%
Consumer electronics (1)	43%	48%	38%	44%	(19.7)%	(24.1)%	(18.8)%	(21.7)%
Computing and wireless (2)	12%	14%	10%	11%	(24.5)%	15.1%	(12.4)%	12.7%
Home products (3)	4%	3%	5%	3%	36.1%	23.4%	57.7%	5.4%
Total	100%	100%	100%	100%	(11.2)%	(9.7)%	(6.4)%	(8.3)%

(1)	Primarily consists of accessories, audio, personal electronics and televisions.

(2)	Primarily consists of computers, mobile phones and tablets.

(3)	Primarily consists of fitness equipment, furniture and mattresses.
The decrease in comparable store sales for the three months ended December 31, 2013 was driven primarily by a decrease in comparable store sales in the consumer electronics and computing and wireless categories, partially offset by an increase in the appliance and home products categories. The appliance category increase in comparable store sales was driven by an increase in units sold. The home products category increase in comparable store sales was a result of sales of furniture and fitness equipment. The consumer electronics category comparable store sales decline was driven primarily by a double digit comparable store sales decrease in video, largely resulting from our strategy of not fully participating in the increased promotional offerings that occurred across a variety of retail formats during the three months ended December 31, 2013. The computing and wireless category decrease in comparable store sales was driven by a decrease in demand for laptop computers and mobile phones and a lower average selling price for tablets.
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the three months ended December 31, 2013 to 26.8% from 27.3% for the comparable prior year period. The decrease is due to a decline in gross profit margin rates across all categories primarily due to the promotional nature of this holiday season.
SG&A expense, as a percentage of net sales, increased 130 basis points for the three months ended December 31, 2013 compared to the prior year period. The increase in SG&A as a percentage of net sales was a result of increases in wage expense, occupancy costs, and product services as a percentage of net sales, primarily due to the deleveraging effect of the net sales decline.
Net advertising expense, as a percentage of net sales, increased 39 basis points during the three months ended December 31, 2013 compared to the prior year period. While we reduced our gross advertising spend from the prior year, the increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline.
Depreciation expense, as a percentage of net sales, increased 22 basis points for the three months ended December 31, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline.
Our effective income tax rate for the three months ended December 31, 2013 decreased to 38.2% from 39.1% in the comparable prior year period. The decrease in our effective income tax rate is primarily the result of an increase in federal and state income tax credits recognized compared to the comparable prior year period.
Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the nine months ended December 31, 2013 to 28.4% from 28.7% for the comparable prior year period. The decrease is a result of decreases in gross profit margin rates across the majority of our categories, partially offset by a favorable product sales mix shift.
SG&A expense, as a percentage of net sales, increased 22 basis points for the nine months ended December 31, 2013 compared to the prior year period. The increase in SG&A as a percentage of net sales was a result of an increase in product services and occupancy costs as a percentage of net sales due to the deleveraging effect of the net sales decline, partially offset by the decrease in bank transaction fees and employee benefits as a percentage of net sales due to cost cutting measures.

Net advertising expense, as a percentage of net sales, remained consistent for the nine months ended December 31, 2013 compared to the prior year period. This was driven largely by decreased advertising spend in comparable markets, offset by the deleveraging effect of the net sales decline.
Depreciation expense, as a percentage of net sales, increased 21 basis points for the nine months ended December 31, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline.
Our effective income tax rate remained unchanged at 38.6% for the nine months ended December 31, 2013 compared to the comparable prior year period.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2013	December 31, 2012
Net cash provided by operating activities	$12,570	$15,291
Net cash used in investing activities	(19,667)	(50,257)
Net cash used in financing activities	(38,833)	(8,756)
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
During fiscal 2014, we relocated four stores, and began construction on one new store that is planned to open during the first fiscal quarter of 2015. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2014 will be funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Provided by Operating Activities. Net cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash provided by operating activities was $12.6 million and $15.3 million for the nine months ended December 31, 2013 and 2012, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in net income, a decrease in accounts payable due to the timing of payments and overall lower inventory requirements as compared to the prior year, an increase in the percentage of owned merchandise inventory despite the lower inventory levels previously mentioned, the net change in our other current operating assets and liabilities, and the decrease in cash received from landlords for tenant allowances due to opening fewer stores in the current period compared to the prior period. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Cash Used In Investing Activities. Net cash used in investing activities was $19.7 million and $50.3 million for the nine months ended December 31, 2013 and 2012, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores. In the nine months ended December 31, 2013, we relocated four stores, and began construction on one new store opening in the first fiscal quarter of 2015. In the nine months ended December 31, 2012, we opened 20 new stores.
Cash Used In Financing Activities. Net cash used in financing activities was $38.8 million and $8.8 million for the nine months ended December 31, 2013 and 2012, respectively. The increase in cash used in financing activities is primarily due to a decrease in funds provided by bank overdrafts of $20.9 million, a decrease in net borrowings on an inventory financing facility of $14.4 million, an increase in funds used for treasury stock repurchases of $9.8 million, and funds used for payment of financing costs of $0.9 million, offset by an increase in borrowings under the Amended Facility described below of $15.0 million and an increase in funds provided by the exercise of stock options of $1.6 million.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2013.
As of December 31, 2013, Gregg Appliances had $15.0 million of cash borrowings outstanding under the Amended Facility. As of December 31, 2013, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $224.4 million as of December 31, 2013. The interest rate based on the bank’s prime rate as of December 31, 2013 was 3.75%.
As of March 31, 2013, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding, which expire through December 31, 2013. The total borrowing availability under the Amended Facility was $189.8 million as of March 31, 2013. The interest rate based on the bank’s prime rate as of March 31, 2013 was 4.25%.
Inventory Financing Facility. We have an inventory financing facility, which is a $20 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default.
Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, should provide sufficient funds to finance our operations for the foreseeable future. Our cash on hand has decreased from $48.6 million as of March 31, 2013 to $2.6 million as of December 31, 2013, which is primarily a result of the timing of purchases of inventory and an increase in the level of owned inventory due to purchases for the holiday season. There have been no changes to the terms of our purchase agreements with inventory suppliers. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions.
Contractual Obligations
We entered into lease commitments totaling approximately $12.0 million over their respective lease terms during the three months ended December 31, 2013. There have been no other significant changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” for the fiscal year ended March 31, 2013 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013 and our Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013 for additional information regarding our contractual obligations.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our fiscal 2014 initiatives; the impact of enhanced in store cooking and built-in displays on appliance sales; the impact of competition on prices; refinements to our product mix and to customer services and service offerings, including in our appliance category and on our website and mobile site; expectations around the U.S. housing market and general economy; efforts to increase the use of our private label credit card and supplemental credit programs; the impact of our enhanced credit offerings and non-recourse nature of such offerings; how we entice discretionary purchases; shifts in product mix of consumer electronics and home products including, furniture, fitness equipment, and computing and wireless; investments in our delivery and installation capabilities; the success of our general initiatives and initiatives in our consumer electronics category and strategies to offset declines in that category; variations and enhancements of our product offerings; updates and refinements to our omni-channel experience, including our e-commerce site and timing and the impact of our new point of sale system; the impact of our initiatives to drive sales; our long term and near term store development and expansion strategies; steps to slow store growth and enhance store productivity in existing markets; the impact of our customer purchase experience; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; factors impacting the decrease in consumer electronics sales, gross margin rate declines, and average selling price declines for the industry, including, the steps taken by retailers in the current period to further compress prices of televisions, insufficient innovations in consumer electronics to maintain demand, and the obsolescence of certain devices which have been replaced by smart phones; the seasonality of our business; our income tax rate; plans to refinance our indebtedness or seek additional financing and ability to secure additional debt financing; plans regarding new store openings and investment in our infrastructure; the impact of litigation; and our expected capital expenditures and expected sources of funding found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. We have based these forward-looking statements on its current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, these forward looking statements are projections only and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2013 and the Risk Factors set forth in this Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 20, 2013. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of December 31, 2013, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of December 31, 2013, we had $15.0 million in outstanding borrowings on our Amended Facility. A hypothetical 100 basis point increase in the bank's prime rate would decrease our annual pre-tax income by approximately $0.2 million.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except for the new risk factor below, there have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013. The risks disclosed in our Annual Report on Form 10-K , and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We could incur charges due to impairment of long-lived assets.
At December 31, 2013, we had long-lived asset balances of $204.2 million, which are subject to periodic testing for impairment. See Note 2 of Notes to Condensed Consolidated Financial Statements for further information. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow generated from operations at individual store locations could result in impairment charges for the related fixed assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to repurchases of our common stock for the three months ended December 31, 2013 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 to October 31, 2013	—	—	—	$25,786
November 1, 2013 to November 30, 2013	962,893	$16.24	962,893	10,149
December 1, 2013 to December 31, 2013	—	—	—	10,149
Total	962,893	$16.24	962,893	$10,149

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our May 2013 Program, which authorized the repurchase of up to $50 million of our common stock. The May 2013 Program was authorized by our Board of Directors on May 16, 2013 and expires on May 22, 2014.

ITEM 6.	Exhibits

10.36	Employment Agreement, dated May 20, 2013, between Gregg Appliances, Inc. and Andrew S. Giesler.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended December 31, 2013, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Dated: January 30, 2014