Form 10-K
period 2014-03-31
hhgregg, Inc.
filed 2014-05-20
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2013 was approximately $244,450,241 based on the closing stock price of $17.91 per share on that day. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
The number of shares of hhgregg, Inc.’s common stock outstanding as of May 15, 2014 was 28,460,218.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2014) for the regular meeting of stockholders to be held on July 29, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; our drivers of customer loyalty, referrals and repeat business; the impact of a motivated full-time sales force; expectations around slowing future store growth; expectations around becoming a national retailer; future focus on enhancing store productivity within existing markets, evolving our sales mix, enhancing our service offerings and expanding and targeting our customer base; our approach to building store density; impact of our store development strategy on our results of operation, net sales growth and capital expenditures; the number of store openings in fiscal 2015; how we enhance our brand image and customer experience; awareness around our financing offers; other new credit offerings; non-recourse nature of financing offerings; increasing our service offerings; changes to our e-commerce experience; our new point-of-sale system; improvements to customer delivery capabilities; the richness of our products’ features and innovations; our ability to compete in our market and industry; brand recognition and reputation; customer purchases of higher-margin, feature rich products; the outcome and impact of legal proceedings; payment of dividends; emphasis on appliances in our marketing strategies; expectations around the U.S. housing market and general economy; new product tests and launches and offerings; reshaping our consumer electronics product category strategy and finding a more favorable mix of product offerings; shifting our product mix away from consumer electronic categories and increasing our product offerings around furniture and new product categories; impact of accounting policies and estimates; expectations around capital expenditures; our revolving credit facility; ability to fund operations; ability to obtain additional debt financing; our interest rate risk; and our tax assets. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors that are in some cases beyond our control. All of the forward-looking statements are subject to risks and uncertainties. Some of the key factors that could cause actual results to differ from our expectations are:

•	our ability to successfully execute our strategies and initiatives, particularly in the sales mix shift and consumer electronics category;

•	our ability to maintain a positive brand perception and recognition;

•	the failure of manufacturers to introduce new products and technologies;

•	competition in existing, adjacent and new metropolitan markets;

•	our ability to maintain the security of customer, associate and Company information;

•	our ability to roll out new credit offerings to customers;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	our ability to maintain and upgrade our information technology systems;

•	our ability to maintain and develop our multi-channel sales and marketing strategies;

•	competition from internet retailers;

•	our ability to meet delivery schedules;

•	the effect of general and regional economic and employment conditions on our net sales;

•	our ability to attract and retain qualified sales personnel;

•	our ability to meet financial performance guidance;

•	our ability to generate sufficient cash flows to recover the fair value of long-lived assets;

•	our reliance on a small number of suppliers;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	changes in trade regulation, currency fluctuations and prevailing interest rates; and

•	the potential for litigation.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date hereof or the date of the document incorporated by reference into this document, as the case may be. Except as required by law, we do not undertake and specifically decline any obligation to update any of these forward-looking statements or to publicly announce the results of any revisions to these forward-looking statements to reflect future events or developments.

PART I.

ITEM 1.	Business.
Our Company
Unless the context otherwise requires, the use of the terms “we”, “us”, “our”, “hhgregg” and the “Company” in this Annual Report on Form 10-K refers to hhgregg, Inc. and our subsidiaries. Our fiscal year ends on March 31, refer to Note 1 of the Condensed Consolidated Financial Statements.
We are a specialty retailer of home appliances, televisions, computers, tablets, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of March 31, 2014, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. During fiscal 2014, we adopted a new company purpose statement; “To inspire and delight our customers with a truly differentiated purchase experience to help bring their homes to life.” We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience, combined with delivery capabilities on many of our products. Our superior customer purchase experience has enabled us to successfully compete against other leading appliance and consumer electronics retailers over the course of our 59-year history. We operate in one reportable segment and do not have international operations.
We design our stores to be visually appealing to our customers and to highlight our premium selection of appliances, consumer electronics, and furniture. We carry approximately 350 models of major appliances in stock and a large selection of TVs, consumer electronics, computers and tablets, furniture, mattresses and fitness equipment. We utilize appliance displays, digital product centers, flat panel television display walls and room settings to showcase our broad selection of products with advanced features and functionality. Our store prototypes typically range from 25,000 to 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, e-mail, direct mail, social media and web promotions.
Our sales can be categorized in the following manner:

•
Appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, cooking ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Amana, Electrolux, Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool. For fiscal 2014, home appliances represented 47% of net sales.

•
Consumer electronics: We offer a broad selection of the latest consumer electronics products, such as LED televisions, audio systems, cameras and Blu-ray players. Representative brands include Curtis, Haier, LG, Samsung, Seiki, Sharp, Sony and Toshiba. For fiscal 2014, consumer electronics products represented 38% of net sales.

•
Computing and wireless: We offer a broad selection of computer and wireless products, including notebook computers, tablets and mobile phones. Representative brands include Apple, Asus, Curtis, Dell, Kindle, Lenovo, Hewlett Packard, Samsung, Sony and Toshiba. For fiscal 2014, computing and wireless represented 10% of net sales. We offered contract-based mobile phones in fiscal 2014, but we intend to exit the contract-based mobile phone business during the first fiscal quarter of 2015. Historically, this business negatively impacted the Company’s overall operating profitability, and the decision to exit the business better aligns with our long-term strategic initiatives.

•
Home products: We offer fitness equipment, furniture, mattresses and other home products. Representative brands include Ashley, ProForm, Serta, Tech Craft and Tempur-Pedic. For fiscal 2014, home products represented 5% of net sales.

•
Additionally, we sell a suite of services including third-party premium service plans (“PSPs”), third-party in-home service and repair of our products, delivery and installation and in-home repair and maintenance. Services and PSP revenues are included as a component of net sales in the categories listed above. Our suite of services is aimed at enhancing our customers’ superior purchase experience.

We believe the following strengths contribute significantly to our success and position us for growth within our markets:

Highly trained sales associates. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. Approximately 93% of our sales associates are full-time employees, supporting our goal of hiring individuals who are career oriented and motivated. We believe that, when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced appliance and consumer electronics products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. We believe this further enhances our brand image and customer experience. We provide our customers with an effective multi-channel experience which allows them to move seamlessly across our website, mobile app, social media, call center and store.
Best in class delivery and installation capabilities. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We offer delivery for many of our products and also provide quality in-home installation services. These features significantly enhance our ability to sell large, more complex products. Our network of 14 regional and local distribution centers provides a local supply of inventory that supports our delivery strategy. We conduct a significant number of customer surveys each year to ensure customer satisfaction and to provide us with feedback to continue improving our superior customer purchase experience.
Expanded credit offerings. In addition to our private-label credit card, we have expanded our credit offerings to include “rent to own” and secondary financing options for customers that would not ordinarily qualify for the private label card. We continue to seek alternative financing offerings in order to meet our customers needs.
Multi-channel. We have enhanced our multi-channel capabilities to allow consumers to experience an integrated online and in-store purchase experience. Our multi-channel approach gives customers the ability to make a purchase in store, to buy online and pick up either in store or to buy online and have the product shipped or delivered. We have added features including an expanded assortment of products available online only, mobile commerce capabilities, and online credit applications. We plan to continue to focus investment in our multi-channel capabilities in fiscal 2015.
Balanced mix of premium appliances, consumer electronics and furniture products. We offer an extensive selection of premium appliances, consumer electronics and furniture products. Historically, our appliance and furniture business has provided us with financial stability and consistently strong cash flow while our consumer electronics products are typically more seasonal in nature. In addition, the combination of appliances, large screen televisions and furniture, each of which frequently requires home delivery and installation, provides us with an additional stream of revenue related to in-home delivery and installation.
Customer Purchase Experience
Our goal is to serve our customers in a manner that generates loyalty, referrals and repeat business. We focus on making every customer’s purchase experience a positive one and aim to be the primary destination for home appliances, consumer electronics and furniture in our markets. We employ multiple internal systems to ensure customer satisfaction in each of our markets, and we focus on offering a comprehensive suite of services such as delivery and home installation to our customers. We aim to offer the customer a convenient shopping experience by locating our stores in high traffic areas with a focus on visibility, access and parking availability.
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
Attractive Finance Offerings. We offer customers financing through a private label credit card with a third-party financial institution. The third-party financial institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts. Private label credit card sales accounted for 36%, 34% and 31% of our net sales in fiscal 2014, 2013 and 2012, respectively. During fiscal 2013, we rolled out a “lease to own” option, which is non-recourse to the Company.

During fiscal 2014, we rolled out a secondary finance offering for lower-middle income customers that do not qualify for the private label credit card, which is non-recourse to the Company as well. We have continued to increase the awareness of our financing offers with customers and expect to continue to test new offerings in fiscal 2015 to provide financing options to more of our customers.
Merchandising and Purchasing
Merchandise. We focus on offering extensive product and brand selections. We offer a broad selection of leading brands at everyday competitive prices and provide a balance of appliances, consumer electronics products, computing, and home products. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic. Our balanced mix of premium appliances and furniture have provided us with financial stability and consistently strong cash flow while our consumer electronics products are typically more seasonal in nature.
Product Categories. We sell a wide variety of appliances, audio products, computers, consumer electronics, fitness equipment, furniture, mattresses, and tablets. The table below lists selected products and representative brands for our core merchandise categories:

Category	Selected Products	Representative Brands
Appliances	Washers and dryers, refrigerators, cooking ranges, dishwashers, freezers, and air conditioners	Amana, Electrolux, Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool

Consumer electronics	Flat panel televisions, Blu-Ray and DVD players, audio and small electronics	Curtis, Haier, LG, Samsung, Seiki, Sharp, Sony and Toshiba

Computing and wireless	Computers, computer accessories, mobile phones and tablets *	Apple, Asus, Curtis, Dell, Kindle, Lenovo, Hewlett Packard, Samsung, Sony and Toshiba

Home products	Bedding, fitness equipment and home furniture	Ashley, ProForm, Serta, Tech Craft, and Tempur-Pedic
* We will exit the contract-based mobile phone business during the first fiscal quarter of 2015.
Vendor Relationships. Our top 10 and 20 suppliers accounted for 83.1% and 93.2%, respectively, of merchandise purchased by us during fiscal 2014. Our key suppliers include Apple, Ashley, Curtis, Frigidaire, GE, Haier, LG, Samsung, Sharp, Sony, Toshiba and Whirlpool.
Our purchasing strategy varies by vendor and product line. We do not have long-term contracts with any of our major suppliers. Inventory purchases are managed through the placement of purchase orders with our vendors. Our ability to sell a broad selection of products has made us an important partner to our vendors for showcasing their heavily featured product offerings and introducing new products and technologies to consumers. In an effort to support our strategy, vendors offer us various incentives including volume discounts, trade financing, co-op advertising, purchase discounts and allowances, promotional items and in some cases, inventory on a consignment basis.
Personnel and Training
Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Approximately 93% of our sales associates are full-time employees. Our sales associates are compensated based on both sales and profitability of the products and services they sell. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of ten hours per month to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.
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
Our store and regional managers are essential to our success. Our MIT program provides a pipeline of future store and regional managers. This program enables us to staff our management positions in new stores from a pool of experienced managers and backfill the openings created in existing stores with well-developed, internal promotions.
Distribution and Warehousing
Our distribution and warehousing functions are designed to optimize inventory availability and turnover, increase delivery efficiency, and minimize product handling. Our distribution and warehousing system at March 31, 2014 consisted of five regional distribution centers, or RDCs, and nine local distribution centers, or LDCs. RDCs receive products directly from manufacturers and stock merchandise for local customer delivery as well as store and LDC replenishment. LDCs receive inventory daily from their respective RDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our RDCs and LDCs operate seven days a week. All of our distribution facilities are leased.
The following table sets forth certain information relating to our RDCs and LDCs as of March 31, 2014:

Facility	Opening Date	Area Served	Size (sq. ft)
RDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Brandywine, Maryland	March 2010	Mid-Atlantic	393,440
Aurora, Illinois	July 2011	Great Lakes	247,360
Indianapolis, Indiana	June 1986	Midwest	319,458
Davenport, Florida	April 2008	Florida	282,126

LDC:
Charlotte, North Carolina	April 2005	Charlotte	60,000
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	60,000
Columbus, Ohio	August 1999	Columbus	89,643
Pembroke Park, Florida	May 2011	Miami	66,095
Nashville, Tennessee	October 2006	Nashville	50,000
Philadelphia, Pennsylvania	April 2010	Philadelphia	86,304
Pittsburgh, Pennsylvania	September 2011	Pittsburgh	20,465
Raleigh, North Carolina	August 2007	Raleigh	108,000
Typically, large appliances, large-screen televisions, fitness equipment, furniture and mattresses are delivered to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry a limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as Blu-Ray players, digital cameras, notebook computers, small appliances, tablets and televisions less than 50 inches are adequately stocked in-store to meet customer demand.
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

Advertising and Promotion
We utilize ongoing advertising and weekly promotions to increase our brand awareness and to drive online and in-store traffic. We aggressively promote our products and services through the use of several mediums, which includes preprinted newspaper inserts, television, e-mail communications, direct mail, radio, digital advertising, social media, and web promotions. We currently outsource creative and media placement to advertising agencies, but handle newspaper and direct mail design and placement internally.
We enter new major markets with a comprehensive brand awareness campaign for a three-week period leading up to our grand opening. During the week of grand opening, we utilize a combination of television, radio, direct mail, social media and special newspaper insert offers to drive traffic to our stores.
E-commerce
Our mobile and desktop website, hhgregg.com, provides a 24/7 shopping experience for our customers and helps reduce the complexity of product decisions for big ticket home product purchases by providing product information, features and benefits of our products and services, customer ratings and reviews, availability of rebate incentive opportunities, store locations and hours of operation. These tools help consumers make more informed decisions and give them confidence as they undertake the purchasing process. Additionally, these tools drive in-store purchases of our merchandise and services. We have added significant cosmetic and functionality enhancements to the site in both platforms. We offer online shopping with home delivery, as well as an in-store pickup option to increase customer traffic. Purchases can be made using our online financing application process. We are continuing to enhance our expanded assortment, content and mobile technology in an effort to enhance the seamless shopping experience for our customers.
Management Information Systems
We have been systematically updating and upgrading our management information systems in a multi-phase process to improve the efficiency of our store operations and enhance critical corporate and business planning functions. During the past five years, we:

•	implemented new database servers in order to improve overall system performance;

•	enhanced our enterprise data warehouse to better integrate operating and merchandising information in a relational data base environment;

•	upgraded our demand management and forecasting tool to add more robust analytical capabilities to our inventory management process;

•	opened an off-site data center to enhance our disaster recovery capabilities;

•	implemented a new web platform; and

•	started the phased roll out of a new point of sale system.
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
Competition
The appliance and consumer electronics industries are highly competitive and concentrated among a group of major retailers. The home furnishing industry, including the furniture and mattress businesses, are highly fragmented with sales coming from various types of retailers. Our stores compete against other consumer electronics retailers, home furnishing retailers, specialty home office retailers, mass merchants, home improvement superstores and internet-based businesses. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs and other specialty single- and multi-unit retail stores. Mass merchants continue to increase their offerings of consumer electronics products. Additionally, internet retailers continue to gain market share in smaller size consumer electronics products.
We compete against national retailers including Best Buy, Costco, Home Depot, Lowe’s, Sam’s Club, Sears, Target, and Wal-Mart in the vast majority of our markets. We also compete against regional retailers, such as BrandsMart and Fry’s, in several of our markets.

Our product offerings compete on product selection, price and customer service. We differentiate ourselves through our emphasis on an extensive product offering, customer service and satisfaction while matching our competitors on price. We believe that our highly trained commissioned sales force, broad product and brand offerings and customer support services, including delivery and installation and finance offerings, allow us to compete effectively in our markets for the following reasons:

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

•
We promote our products both in our stores and through advertising. We also highlight our service offerings, such as delivery, in home installation and private-label and other credit financing promotions. These services are key to our customer base which appreciates better product information, high-end products, quality delivery and installation, and financing offers.

Industry trends
We also believe that we have and may benefit from several key industry trends, including:

•	The introduction of new technologies that encourage consumers to upgrade existing products such as OLED (organic light-emitting diode) and ultra HD televisions and tablets.

•	Increasing demand for ultra large screen televisions, which typically sell at a higher price point, and carry higher gross margin rates, and require delivery and installation.

•	The rationalization of national and regional competitors leading to market share opportunities.
Product category trends
The following statistics support our opportunities for growth in various product categories:

•
Appliances. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances were $45.5 billion in 2013, an increase of 3.6% from $43.9 billion in 2012. Major household appliances, such as refrigerators, stovetops, dishwashers and washer/dryers, account for approximately 86.7% of this total at $39.4 billion in 2013. For the fiscal year ended 2014, we generated 47% of total product sales from the sale of home appliances.

•
Consumer electronics and computing. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $212.2 billion in 2013, a 3.5% increase from 2012. From this total, televisions accounted for $38.3 billion compared to $37.3 billion in the prior year, and personal computers and equipment accounted for $53.7 billion compared to $50.9 billion in the prior year. For the fiscal year ended 2014, we generated 48% of total product sales from the sale of consumer electronics and computing.

•
Home products. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $95.3 billion in 2013, an increase of 1.4% from $94.0 billion in 2012. For the fiscal year ended 2014, we generated 5% of total product sales from the sale of furniture and mattresses. For fiscal 2015 we plan to expand our offerings in this product category.

Environmental Matters
We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are likely to materially affect, our net earnings or competitive position, or have resulted or are expected to result in material capital expenditures. During fiscal 2014, we had no capital expenditures for environmental control facilities and no such expenditures are anticipated in the foreseeable future.
Seasonality
We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns for our products. For example, in fiscal 2014 and 2013, we generated 30.2% and 32.3%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes.
Trade Names and Trademarks
We have registered, acquired the registration of, have pending registrations for, or claim ownership of the following trade names and trademarks for use in our business: Extraordinary Appliances for the Heart of your Home®, hhgregg®, HHGREGG.COM®, HHGOLD®, HHGREEN®, Fill Your Home with Happy™, Fine Lines®, GIVING YOU THE POWER TO GO GREEN®, hhgregg Fine Lines (and Design)®, hhgregg Your Happy Home Store™, Fine Points®, Fine Treats™, Price and Advice Guaranteed (and Design)®, Simply Put™, Smart Enough to Make it Simple™, We Make Em’ Simple™, Webstock®.
Employees
As of March 31, 2014, we employed approximately 6,100 employees, of whom approximately 84% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.
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
hhgregg, Inc.
Sr. Vice President of Finance
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
We have made additional investments in advertising and inventory of our furniture and fitness equipment product offerings. If the strategy of increasing our emphasis on furniture and fitness equipment offerings is unsuccessful, it could have a materially adverse effect on our net sales and results of operations. We will continue to test new product offerings in the future, but if those offerings are not accepted, it could materially adversely affect our net sales and results of operations.
We have decided to exit the contract based mobile phone business during fiscal 2015 in order to better align with the long-term strategic initiatives discussed herein, and improve profitability. If the strategy of exiting the mobile phone business negatively impacts the sales of other product categories or is otherwise unsuccessful, it could have a materially adverse effect on our net sales and results of operations.
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
If we fail to anticipate changes in consumer preferences and maintain positive brand perception and recognition or if there is a lack of new product introductions and innovation, our net sales and profitability may decline.
Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase net sales depends to a large extent on the periodic introduction and availability of new products and technologies. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics such as high efficiency appliances and ultra high definition televisions. It is possible that new products will never achieve widespread consumer acceptance. Our margins are enhanced due to our ability to sell more feature-rich products with higher margins early in the product life cycle, thus a lack of new products in the market would impair our ability to maintain gross margins as a percentage of sales. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost net sales and lower margins due to the need to mark down excess inventory. If we are unable to effectively introduce and sell new products to our customers, our business and results of operations could be adversely affected.
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
The retail market for major home appliances, consumer electronics and home furniture is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Costco, Home Depot, Lowe’s, Sam’s Club, Sears, Target, and Wal-Mart, internet retailers, regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar major home appliances, consumer electronics and home furniture that we do. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.
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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats, including store within a store;

•	improved retail sales methods;

•	online product offerings; and

•	expansion into markets where we currently operate.
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
We offer private-label credit cards through third-party financial institutions that manage and directly extend credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Private label credit card sales accounted for 36%, 34% and 31% of our net sales in fiscal 2014, 2013 and 2012, respectively. During fiscal 2013, we rolled out a “lease to own” option through a third party for customers who do not qualify for our private-label credit options, and in fiscal 2014 we rolled out a secondary finance offering for the lower-middle income consumer.
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
Additionally, as the economic and regulatory environment in the banking industry continue to change, banks continue to re-evaluate their strategies, practices and terms, including, but not limited to, the levels at which consumer credit is granted and the strategic focus on various business segments, such as the private-label retail partner card business. If any of our credit card programs ended prematurely, the terms and provisions, or interpretations thereof, were substantially modified, or approval rates or types of financing offered to our customers amended, promotional financing volumes, and our net sales and results of operations, could be materially adversely affected.
If we do not maintain the security of customer, associate, or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
The use and handling of personally identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the costs of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. While we take significant steps to protect this information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate customer and other confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and customer personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse affect on our reputation and may expose us to material costs, penalties, compensation claims, lost sales, fines and lawsuits. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.
Failure to effectively manage our costs could have a material adverse affect on our profitability.
Certain elements of our cost structure are largely fixed in nature. The negative impact of consumer spending on our sales results makes it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could materially adversely affect our profitability.
Any failure of our information technology infrastructure or management information systems could cause a disruption in our business and our results of operations could be materially adversely impacted.
Our ability to operate our business from day to day largely depends on the efficient operation of our information technology infrastructure and management information systems. We use our management information systems to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subject us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our results of operations.
Additionally, we are rolling out a new point-of-sale system during fiscal 2015. We expect that our implementation plan will include sufficient testing and backup plans and implementation will be conducted in a manner that will not create a significant business interruption or sacrifice the integrity of the data produced by these systems. This initiative is highly complex and includes replacing legacy systems, upgrading existing systems, and acquiring new systems and hardware with updated functionality. The risk of disruption is increased in periods when such complex and significant systems changes are undertaken. Any failure in our implementation plan could cause an interruption in our operations and adversely affect our results of operations.
As customer-facing technology systems become an increasingly important part of our multi-channel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the internet from computers, tablets, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them. Our website, hhgregg.com, is a sales channel for our products, and is also a method of making product information available to them that impacts our in-store sales. In addition to hhgregg.com, we have multiple affiliated websites and mobile apps through which we seek to inform, cross-sell, and otherwise interact with our customers. Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented could quickly destroy the positive benefits they provide to our business and negatively affect our customers’ perceptions of hhgregg as a reliable online vendor and source of information about appliances, consumer electronics, furniture and other home products and services, which could negatively affect our results of operations.

If our third-party delivery services are unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction.
We offer delivery capabilities on many of the products we sell. Our deliveries are outsourced to third-party delivery providers. Our third-party delivery services are subject to risks that are beyond our control. If our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. As a result, our net sales and profitability may decline.
Our comparable store sales may not be an indication of our future results of operations because they fluctuate significantly.
Our historical comparable store sales figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

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
In general, our sales depend on discretionary spending by our customers. General economic factors and other conditions that may affect our business, include periods of slow economic growth or recession, political factors including uncertainty in social or fiscal policy, an overly anti-business climate or sentiment, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to us and our customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of terrorism and developments in the war against terrorism. Additionally, any of these circumstances concentrated in the region of the U.S. in which we operate could have a material adverse effect on our net sales and results of operations. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;

•	unemployment trends;

•	consumer debt levels;

•	consumer credit availability;

•	the housing and home improvement markets;

•	gasoline and fuel prices;

•	interest rates and inflation;

•	slower rates of growth in real disposable personal income;

•	natural disasters;

•	national and international geopolitical concerns;

•	tax rates and tax policy; and

•	other matters that influence consumer confidence and spending.
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
A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our MIT program, our level of customer service may decline, which may decrease our net sales and profitability. Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, the Company’s reputation, employee morale, the current macroeconomic environment, competition from other employers, and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. Additionally, the National Labor Relations Board could significantly impact the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.
Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.
We may provide public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we revise our guidance for future periods, the market price of our common stock may decline.
We could incur charges due to impairment of long-lived assets.
At March 31, 2014, we had long-lived asset balances of $193.9 million, which are subject to periodic testing for impairment. See Note 2 of Notes to Condensed Consolidated Financial Statements for further information. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow generated from operations at individual store locations could result in impairment charges for the related fixed assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash.
A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.
The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Apple, Ashley, Curtis, Frigidaire, GE, Haier, LG, Samsung, Sharp, Sony, Toshiba and

Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 83.1% and 93.2%, respectively, of our purchases in fiscal 2014. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.
Our suppliers also provide us with marketing funds and volume rebates. If our suppliers fail to continue these incentives, it could have a material adverse affect on our net sales and results of operations.
If products that we purchase from vendors are damaged or prove to be defective, we may not be able to return products to these vendors and obtain refunds of our purchase price or obtain other indemnification from them. Our vendors’ limited capacities may result in a vendor’s inability to replace any defective merchandise in a timely manner. In addition, our vendors’ limited capitalization or liquidity may mean that a vendor that has supplied defective merchandise will not be able to refund the purchase price to us or pay us any penalties or damages associated with any defects, which could have a material adverse affect on our net sales and results of operations.
The financial condition of our suppliers may also adversely affect their access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. Negative impacts on the financial condition of any of our suppliers may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. It may also cause them to change their pricing policies, which could impact demand for their products. The current weakness in, and volatility of, the overall economy makes it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.
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
Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 53.1% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which our other stockholders may not agree or that may not be in the best interests of our other stockholders.
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
Stores and Store Operations
Operations. Our store operations are organized into 22 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, two sales managers and a staff averaging 20 salespeople and eight additional support staff. Our stores are open seven days a week.
Locations. As of March 31, 2014, we leased all of our stores and distribution centers, which are located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. Our stores average approximately 32,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, regional distribution and warehousing facility, and corporate call center. Our distribution and warehousing system consists of five regional distribution centers, or RDCs, and nine local distribution centers, or LDCs. For a description of our RDCs and LDCs, see “Item 1. Business-Distribution and Warehousing.”
The following table sets forth our current store locations. During fiscal 2014 there were no store openings or store closures.

State	Stores Opened at March 31, 2014
Alabama	6
Delaware	3
Florida	35
Georgia	16
Illinois	19
Indiana	19
Kentucky	6
Louisiana	3
Maryland	11
Mississippi	1
Missouri	3
New Jersey	3
North Carolina	17
Ohio	28
Pennsylvania	19
South Carolina	7
Tennessee	11
Virginia	15
West Virginia	1
Wisconsin	5
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
Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This time frame can be reduced to six to nine months when no new property build-out is required. In fiscal 2014, we relocated four stores, and began construction on one new store that is planned to open during the first fiscal quarter of 2015.
In order to focus on maximizing the sales and profitability of our existing store base, our near term expectations will be to maintain slow store growth by opening a limited number of stores in existing markets where we can leverage current distributing, advertising and regional management infrastructure. We plan to focus on continuing to evolve our sales mix, expanding and targeting our customer base, and enhancing our service offerings.
Our long term expectation is to become a national retailer. There are several opportunities on which we will seek to capitalize when completing this long term strategy: opportunities in the real estate market, consumer acceptance of our model, strong vendor support, and availability of field talent. As we execute this strategy, we will continue to monitor the balance between profitability, stockholder return and liquidity.

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
Market for Registrant’s Common Equity
Our common stock is traded on the New York Stock Exchange under the ticker symbol “HGG”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange — Composite Index during the periods indicated.

	Stock Price
	High	Low
Fiscal 2014
Fourth Quarter	$13.82	$7.24
Third Quarter	18.57	13.87
Second Quarter	20.46	14.89
First Quarter	17.53	11.09
Fiscal 2013
Fourth Quarter	$11.35	$7.00
Third Quarter	8.50	5.94
Second Quarter	11.64	6.17
First Quarter	11.80	9.59
Holders
As of April 30, 2014, there were 63 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and restricted stock units, and optimizing our capital structure.
On May 16, 2013, our Board of Directors authorized a new stock repurchase program (the “May 2013 Program”) allowing the Company to repurchase up to $50.0 million of its common stock. The stock repurchase program allows for the repurchase of our common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 22, 2014. During fiscal 2014, we repurchased 3.5 million shares at a cost of $49.1 million. At the end of fiscal 2014, $0.9 million remained available for the repurchase of stock under the May 2013 Program. The previous stock repurchase program expired on May 23, 2013. During fiscal 2013, we repurchased 5.5 million shares at a cost of $48.2 million.
On May 14, 2014, the Company’s Board of Directors authorized a new stock repurchase program allowing it to repurchase up to $40 million of its common stock, which becomes effective on May 20, 2014. The stock repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 20, 2015 unless shortened or extended by the Company’s Board of Directors.

We consider several factors in determining when to make stock repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock.
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2014, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our May 2013 Program (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 to January 31, 2014	54,966	$8.21	54,966	$9,698
February 1, 2014 to February 28, 2014	901,446	8.93	901,446	1,644
March 1, 2014 to March 31, 2014	75,402	10.47	75,402	855
Total	1,031,814	$9.01	1,031,814	$855

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of March 31, 2014 relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by securities holders	3,375,711	$13.61	1,591,416
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,375,711	$13.61	1,591,416

(1)
This number reflects the exclusion of 143,503 shares in the form of restricted stock units granted pursuant to our equity plans included in column (a). These awards allow for the distribution of shares to the grant recipient upon vesting and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price.

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
The graph and table below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500), and the Standard & Poor’s Retail Composite Index (S&P Retail Composite Index). The S&P Retail Composite Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the retail sector of the S&P 500.
The graph assumes an investment of $100 at the close of trading on March 31, 2009 in hhgregg common stock, the S&P 500 and the S&P Retail Composite Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
hhgregg, Inc.	100	178.37	94.63	80.42	78.09	67.92
S&P 500	100	146.57	166.17	176.53	196.67	234.67
S&P Retail Composite Index	100	180.27	221.74	267.35	306.98	367.74

ITEM 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2014, 2013, 2012, 2011 and 2010 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except share and per share data and as otherwise indicated. We have not declared cash dividends for the periods indicated below.

	Fiscal Year Ended March 31,
	2014 (2) (10)	2013 (2)	2012 (2) (9)	2011 (1)(2)	2010 (1)
Statement of Income Data:
Net sales	$2,338,570	$2,474,759	$2,493,392	$2,077,651	$1,534,253
Gross profit	664,539	717,586	720,388	629,760	466,941
Income from operations	2,677	43,759	109,800	86,271	68,791
Net income	$228	$25,369	$81,373	$48,208	$39,198
Share and Per Share Data:
Weighted average shares outstanding
Basic	30,209,928	34,430,641	37,749,354	39,394,708	36,649,515
Diluted	30,683,989	34,496,788	38,079,685	40,368,223	37,990,208
Net income per share
Basic(3)	$0.01	$0.74	$2.16	$1.22	$1.07
Diluted (4)	$0.01	$0.74	$2.14	$1.19	$1.03
Cash Flow Data:
Net capital expenditures (5)	$22,257	$54,020	$81,429	$59,938	$58,510
Operating Statistics:
Gross profit (as a percentage of net sales)	28.4%	29.0%	28.9%	30.3%	30.4%
Income from operations (as a percentage of net sales)	0.1%	1.8%	4.4%	4.2%	4.5%
Working capital (as a percentage of net sales) (6)	6.5%	7.0%	7.4%	7.7%	12.0%
Number of stores, end of period	228	228	208	173	131
Total store square footage (in thousands)	7,309	7,309	6,772	5,737	4,403
Comparable store sales decrease (7)	(7.3)%	(8.7)%	(1.1)%	(4.0)%	(6.6)%
Inventory turnover (8)	5.5x	5.9x	7.2x	7.0x	6.2x
Balance Sheet Data:
Cash and cash equivalents	$48,164	$48,592	$59,244	$72,794	$157,837
Total assets	625,963	676,421	642,784	549,645	605,919
Total debt, including current portion	—	—	—	—	88,341
Stockholders’ equity	307,134	346,658	359,520	316,586	253,408

(1)	Fiscal 2011 and fiscal 2010 net income includes losses related to the early extinguishment of debt of $2.1 million and $0.1 million, respectively.

(2)
Fiscal 2014, fiscal 2013, fiscal 2012, and fiscal 2011 net income includes $0.6 million, $0.5 million, $0.8 million, and $0.1 million, respectively, of asset impairment charges. Impairment charges were related to specific stores where the expected future cash flows were less than the carrying amount of the property. Please refer to footnote 1(i) of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the impairment charges for fiscal 2014, fiscal 2013 and fiscal 2012.

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

(7)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.

(8)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

(9)	Fiscal 2012 net income, income from operations, and net income per share include $40.0 million of life insurance proceeds.

(10)	Fiscal 2014 net income, income from operations, and net income per share include a pre-tax charge of $2.9 million to exit the contract-based mobile phone business.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, tablets, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of March 31, 2014, we operated 228 stores in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. We operate in one reportable segment. We do not have international operations. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2014 fiscal year is the 12 month period that ended on March 31, 2014.
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
This overview section is divided into three sub-sections discussing our operating strategy and performance, business strategy and core philosophies and seasonality.
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, and a large selection of TVs, as well as, computers, consumer electronics, furniture, fitness equipment, mattresses, and tablets. Appliance and consumer electronics sales comprised 85% and 86% of our net sales mix for the twelve months ended March 31, 2014 and 2013, respectively.
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
In response to the declines in our overall comparable store sales largely resulting from the performance of the consumer electronics category, we have developed four major initiatives for fiscal 2015. These include continuing to redefine our sales mix, further differentiating our customer experience, expanding our e-commerce capabilities and launching new customer facing technologies. We have also developed a new “purpose” statement, “To inspire and delight our customers with a truly differentiated purchase experience to help bring their homes to life.” We believe that our fiscal 2015 initiatives support this “purpose”, and that the success of these strategies will result in consumers recognizing hhgregg as a “home products” retailer.
Our first initiative for fiscal 2015 is redefining our sales mix through a continued investment and focus on the appliance, and furniture categories while stabilizing the consumer electronics category. Our sales in the appliance category have increased on a comparative basis over the past eleven quarters, and this category has proven to be the cornerstone of our business. To continue to drive growth, we are enhancing our displays of complete kitchen solutions, providing a differentiated product assortment based on geography and demographics, more than doubling our current number of 5 Fine Lines locations, and enhancing our special order capabilities. In addition, we will continue to place a greater emphasis on the appliances category in our branding and advertisement messages. The U.S. Census Bureau’s data on New Residential Construction shows that 2014 U.S. Housing Start-Up’s experienced a 9% increase for the twelve month period ended March 31, 2014 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption expenditures for home appliances increased 3.6% from $43.9 billion in 2012 to $45.5 billion in 2013. We expect that as the U.S. housing market and general economy continues to improve, the appliance industry will experience increases in demand. While this data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates. Despite these trends, the appliance industry has had a slow start in the first half of the calendar year. We believe that part of this impact was weather related and expect the industry to perform better the remainder of the calendar year. Additionally, during our previous fiscal year we rolled out an expanded offering of furniture products. In the current year we are in the process of transitioning our furniture assortment by increasing the number of brands that we sell, resulting in a greater assortment of furniture merchandise at a variety of price-points, which we believe better match our customers’ taste. While we do not expect to dedicate any incremental floor space to this new selection of furniture at this time, we will continue to optimize our floor space that is already dedicated to furniture. The consumer electronics category will continue to be an important category for us during this fiscal year and beyond. During fiscal 2015, we will seek to stabilize consumer electronics sales through further investing in large screen sizes, OLED technology and having an expansive selection of ultra HD/4K products. Despite the new technology and innovations in this category, we expect to continue to see negative comparable store sales within consumer electronics, driven by continued pressure in the video category. As it relates to our computing and wireless category, we plan to exit the contract-based mobile phone business during the first fiscal quarter of 2015. Historically, this business has negatively impacted the Company’s overall operating profitability, and the decision to exit this business better aligns with our long-term strategic initiatives. Additionally, we plan to continue to drive traffic through consistent marketing of the Apple iPad and iPod products that we began offering in fiscal 2014. We expect that with the continued innovations to connected devices, we will utilize these products to drive greater traffic to our stores. Our ultimate goal of redefining our sales mix is to lift the average sales units of our stores.
During fiscal 2015 we plan to continue to develop and enhance our credit offerings. Over the past 12 months, our non-recourse private label credit card penetration has increased approximately 282 basis points to 36%. We continue to encourage the use of the card, through unique benefits such as in store payment options, reward offers and extended financing options. Over the past two years we have grown our credit offerings, beginning with the roll out of a “lease to own” option in fiscal 2013, and the roll out of a secondary finance offering in fiscal 2014, both through third party providers and non-recourse to our business. We are continuing to modify our credit offerings to best meet the ongoing needs of our customers. We believe that continuing to enhance our credit offerings will generate greater brand loyalty, higher average sales per transaction, and increased premium service plan sales.
Our second initiative for fiscal 2015 is continuing to enhance and differentiate our customer experience. hhgregg provides customers an educated sales force to assist them in making informed decisions about their purchase. We are continuing to refine our selling techniques to embrace technology, and utilize omni-channel strategies to better connect with our customer base in store. Our goal will be to better serve and engage our customers by providing a truly differentiated shopping and purchase experience. We plan to establish trust in this experience through a very transparent online price comparison tool inside of the store. Additionally, our goal will be to eliminate pain points that most often frustrate customers who are buying large products for their homes. We believe that the key to unlocking our brand potential is through a truly differentiated purchase experience.
Our third initiative for fiscal 2015 is enhancing our e-commerce capabilities to provide our customers a truly omni-channel shopping experience, allowing them to move seamlessly across the various mediums, including, store, web, mobile, social and call center. During fiscal 2015, we plan to invest in infrastructure upgrades, additional web-application capabilities, enhancing our mobile application and continue to add greater selection to our expanded assortment. During fiscal 2014, we implemented an expanded aisle concept which tripled our product assortment online by carrying products that are not available in stores. During fiscal 2015 we plan to grow our current partner base by seeking opportunities with other vendors, and adding an in-store kiosk where our associates can assist our customers in purchasing these products. Additional enhancements include improving our nationwide delivery model, adding additional payment options for efficient checkout, and making personalization updates such as profile improvements, recommendations and communication. We are pleased with the continued growth in e-commerce as we have seen nearly 60% sales growth calendar year to date. We know that many consumers start their research online and we want to continue to make hhgregg.com an advantage for our brand.
Our fourth initiative for fiscal 2015 is to launch new customer facing technologies. We are currently implementing our new point of sale system, and expect to be completed by the end of the fiscal second quarter of 2015. The new system will provide operational improvements, customer service improvements and a streamlined checkout process. The new point of sale system that we plan to implement will not only have new digital capabilities, but expedite the check-out process. Additionally, we expect to implement a new delivery tracking system. The goal of the system is to not only provide more efficient delivery routes, but more importantly, to provide an integrated tool that allows for communication before, during and after the delivery process. We understand that having a delivery come to a customer’s house may require a customer to leave work or juggle their schedule, with that in mind, we will be deploying a solution that allows constant communication between the delivery team and the customer. This will help ensure that we provide the customer with a seamless, on-schedule, best in class home delivery. We expect to have the core functionality of this system in place in all of our distribution centers by the end of May, fiscal 2015.
Key Metrics
The following table summarizes certain operating data that we believe are important to an understanding of our operating model:

	Fiscal Year Ended March 31,
	2014	2013	2012
Inventory turnover (1)	5.5x	5.9x	7.2x
Working capital (as a percentage of net sales) (2)	6.5%	7.0%	7.4%
Net capital expenditures (as a percentage of net sales) (3)	1.0%	2.2%	3.3%
Income from operations (as a percentage of net sales) (4)	0.1%	1.8%	4.4%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

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
We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 6.2 turns per year over the past three fiscal years. During fiscal 2014, our net sales decline had a negative impact on our inventory turnover calculation. During fiscal 2013, we rolled out new product categories of furniture and fitness equipment, which elevated inventory levels as compared to the prior year. Our working capital, expressed as a percentage of net sales, has averaged 7.0% over the past three fiscal years. Our net capital expenditures, measured as a percentage of net sales, have averaged 2.2% over the past three fiscal years.
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
We believe our products are rich in features and innovation. We believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We focus our product assortment on big box items requiring in-home delivery and installation in order to utilize service offerings. We follow up on the customer purchase experience by offering delivery capabilities on many of our products and in-home installation service.

While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery capabilities, credit offerings and expanded product offerings, we believe we offer our customers a differentiated value proposition. There are many variables that affect consumer demand for the home product purchases that we offer, including:

•
Real disposable personal income is projected to grow at a stronger pace in 2014 than in 2013. The 2013 gain was depressed by tax increases, and dividend and bonus payments that were accelerated in 2012. Real disposable personal income is forecasted to increase 2.3% in calendar 2014, up from the 0.7% gain recorded in 2013, based on the March 2014 Blue Chip Economic Indicators®. *

•
The average unemployment rate for 2014 is forecasted to decline to 6.4%, according to the March 2014 Blue Chip Economic Indicators, which would be an improvement from the 7.4% average recorded in 2013.  The unemployment rate should continue to trend lower as the job market continues to expand at a moderate pace.

•
Recent evidence suggests that home prices will continue to increase.  In 2013, home price appreciation improved to an estimated 4.0%, according to the Federal Home Finance Agency index, up from flat growth in 2012.  The gains were driven by increasing demand and lower inventories of homes for sale.  Economists generally expect home price increases to moderate in 2014 but remain positive.

•
Housing turnover increased 9.0% in 2013, according to The National Association of Realtors and U.S. Census Bureau, compared with 9.7% growth in 2012. However, turnover remains 34% below its peak in 2005.  Turnover is generally expected to continue to increase in 2014, though at a more moderate rate.

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A.
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances were $45.5 billion in 2013, an increase of 3.6% from $43.9 billion in 2012. Major household appliances, such as refrigerators, stovetops, dishwashers and washer/dryers, account for approximately 86.7% of this total at $39.4 billion in 2013. For the fiscal year ended 2014, we generated 47% of total product sales from the sale of home appliances.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. The price compression was heightened especially during the third fiscal quarter of 2014 due to greater than normal promotional environment of the holiday season. We chose to not fully participate in the promotional environment and instead chose to focus on managing inventory levels to match the product demand of our business. This resulted in lost market share. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. As we look forward, we believe the video industry will have a stronger innovation cycle in the coming year. This should drive higher average selling prices in the category as consumer preference shifts towards new products such as OLED and ultra HD TV’s and larger screen sizes. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We have added product SKU’s related to connected devices, and will continue to utilize product innovations in this category to generate traffic. Despite the new technology innovations aforementioned, we may continue to experience a decline in overall consumer electronics sales for a variety of the reasons discussed herein. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic. While the direction of consumer electronics sales for our Company are not certain, we believe there is opportunity for growth based on the following statistical information. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $212.2 billion in 2013, a 3.5% increase from 2012.

From this total, televisions accounted for $38.3 billion compared to $37.3 billion in the prior year, and personal computers and equipment accounted for $53.7 billion compared to $50.9 billion in the prior year. For the fiscal year ended 2014, we generated 48% of total product sales from the sale of consumer electronics and computing.
During fiscal 2014 we expanded our newest product categories within home products by adding room settings, additional mattresses and dinette sets. We will continue to refine our assortment in the furniture category by expanding our selection from one brand to several brands. We expect to test various products such as other types of home furniture including, but not limited to, outdoor casual living and bedroom pieces. As we are currently experiencing growth in this product category, we are optimistic about the growth experienced by the industry as well. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $95.3 billion in 2013, an increase of 1.4% from $94.0 billion in 2012. For the fiscal year ended 2014, we generated 5% of total product sales from the sale of furniture and mattresses. For fiscal 2015 we plan to expand our offerings in this product category.
Seasonality. Our business is seasonal, with a higher portion of net sales, operating costs, and operating profit realized during the quarter that ends December 31 due to the overall demand for consumer electronics during the holiday shopping season. Appliance sales are impacted by seasonal weather patterns, but are less seasonal than our electronics business and helps to offset the seasonality of our overall business. During the fourth fiscal quarter of 2014 extreme weather conditions negatively impacted traffic and operating performance in the majority of our stores.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross margin and inventory. However, substantially all vendor allowance receivables and deferrals outstanding at year end are collected and recognized within the following quarter, and therefore do not require subjective long-term estimates. Adjustments to gross margin and inventory in the following fiscal year have historically not been material. A 10% difference in our vendor allowance receivables at March 31, 2014, would have affected net earnings by approximately $0.3 million in fiscal 2014.
Inventory Reserves
We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves. Our markdown reserve represents the excess of the carrying amount, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded markdowns or an increase in the newly established cost basis. During fiscal 2014, we increased our reserve approximately $1.8 million in anticipation of our planned exit from the contract-based mobile phone business.
Our markdown reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence. We have not made any material changes in the accounting methodology used to establish our markdown reserve during the past three fiscal years.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology or customer preferences affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 31, 2014, would have affected net earnings by approximately $0.3 million in fiscal 2014.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 31, 2014, would have affected net earnings by less than $0.1 million in fiscal 2014.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For the fiscal years ended March 31, 2014, 2013 and 2012, we recorded a pre-tax impairment loss of $0.6 million, $0.5 million, and $0.8 million, respectively.
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
To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. At March 31, 2014 and 2013, we had no liability for unrecognized tax benefits.
Revenue Recognition
We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives service. We honor returns from customers within 30 days from the date of sale and provide allowances for estimated returns based on historical experience.
We sell gift cards to our customers in our retail stores and online. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, which we refer to as gift card breakage, and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based on historical redemption patterns. Breakage recognized was not material to our results of operations during fiscal 2014, 2013 or 2012.
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
A 10% change in our sales return reserve at March 31, 2014 would have affected net earnings by less than $0.1 million in fiscal 2014.
Self-Insured Liabilities
We are self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.
The following table provides our stop loss coverage for the fiscal years ended March 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Workers’ Compensation — per occurrence	$300	$300	$300
Workers’ Compensation — per occurrence (OH)	$500	$500	$500
General Liability — per occurrence	$250	$250	$250
Motor Vehicles — per occurrence	$100	$100	$100
Medical Insurance — per participant, per year	$300	$300	$300
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
We have not made any material changes in the accounting methodology used to establish and adjust our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at March 31, 2014, would have affected net earnings by approximately $0.4 million in fiscal 2014.

Results of Operations
Operating Performance. The following table presents selected consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Years Ended
	March 31,
	2014	2013	2012
Net sales	$2,338,570	$2,474,759	$2,493,392
Net sales % (decrease) increase	(5.5)%	(0.7)%	20.0%
Comparable store sales % decrease (1)	(7.3)%	(8.7)%	(1.1)%
Gross profit as a % of net sales	28.4%	29.0%	28.9%
SG&A as a % of net sales	21.1%	20.5%	20.0%
Net advertising expense as a % of net sales	5.3%	5.1%	4.7%
Depreciation and amortization expense as a % of net sales	1.8%	1.6%	1.4%
Life insurance proceeds as a % of net sales	—%	—%	1.6%
Income from operations as a % of net sales	0.1%	1.8%	4.4%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%
Net income	$228	$25,369	$81,373
Net income per diluted share	$0.01	$0.74	$2.14
Weighted average shares outstanding—diluted	30,683,989	34,496,788	38,079,685
Number of stores open at the end of period	228	228	208

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website.
Net income was $0.2 million, or $0.01 per diluted share, for fiscal 2014 compared with net income of $25.4 million, or $0.74 per diluted share for fiscal 2013 and $81.4 million, or $2.14 per diluted share for fiscal 2012. The decrease in net income for fiscal 2014 as compared to fiscal 2013 was largely due to a comparable store sales decrease of 7.3% and a decrease in the gross margin rate from 29.0% to 28.4%. The decrease in net income for fiscal 2013 as compared to fiscal 2012 was primarily the result of the receipt of $40.0 million of life insurance proceeds in fiscal 2012, a comparable store sales decrease of 8.7%, an increase in SG&A as a percentage of net sales and an increase in net advertising as a percentage of net sales, partially offset by the net addition of 20 stores during fiscal 2013 and a modest increase in gross margin as a percentage of net sales.
Net sales decreased 5.5% in fiscal 2014 to $2.34 billion from $2.47 billion in fiscal 2013. Net sales decreased 0.7% in fiscal 2013 to $2.47 billion from $2.49 billion in fiscal 2012. The decrease in net sales for fiscal 2014 was attributable to a comparable store sales decrease of 7.3%. The decrease in net sales for fiscal 2013 was attributable to a comparable store sales decrease of 8.7%, partially offset by the net addition of 20 stores during fiscal 2013.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2014, 2013 and 2012 were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2014	2013	2012	2014	2013	2012
Appliances	47%	42%	37%	3.0%	4.6%	3.0%
Consumer electronics (1)	38%	44%	53%	(18.8)%	(22.7)%	(9.6)%
Computing and wireless (2)	10%	11%	9%	(14.7)%	7.2%	53.0%
Home products (3)	5%	3%	1%	35.8%	24.5%	31.4%
Total	100%	100%	100%	(7.3)%	(8.7)%	(1.1)%

(1)	Primarily consists of accessories, audio, personal electronics and televisions.

(2)	Primarily consists of computers, mobile phones and tablets. We will exit the contract-based mobile phone business during the first fiscal quarter of 2015.

(3)	Primarily consists of fitness equipment, furniture and mattresses.

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013
The increase in comparable store sales within the appliance category for the 12 month period ended March 31, 2014 as compared to the 12 month period ended March 31, 2013 was due to an increase in both unit demand and average selling prices. The decrease in comparable store sales for the consumer electronics category for the 12 month period ended March 31, 2014 was due primarily to double digit declines in units sold within the video category, largely resulting from our strategy of offering fewer entry level models and a greater mix of larger screen televisions. The decrease in comparable store sales within the computing and wireless category for the 12 month period was driven by decreased demand for computers and mobile phones and a decrease in the average selling prices for computers and tablets, partially offset by double digit increased demand for tablets. The increase in comparable store sales within the home products category was a result of sales of furniture and fitness equipment.
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased approximately 58 basis points for the 12 months ended March 31, 2014 to 28.4% from 29.0% for the comparable prior year period. The decrease in gross profit margin for the period was a result of decreases in gross profit margin rates across the majority of our categories, partially offset by a favorable product sales mix shift.
SG&A expense, as a percentage of net sales, increased 58 basis points for the 12 months ended March 31, 2014, compared to the prior year period. The increase in SG&A as a percentage of net sales was a result of a 36 basis points increase in occupancy costs as a percentage of net sales due to the deleveraging effect of the net sales decline, a 37 basis points increase in-home delivery expense as a percentage of net sales due to a higher sales mix of deliverable product, and the write-off of store fixtures associated with the Company’s changing product mix. This increase was partially offset by an 18 basis points decrease in bank transaction fees as a result of the increased use of the private-label credit card which carries a lower fee than other credit transactions, as well as decreases in other SG&A expenses as a result of cost control measures.
Net advertising expense, as a percentage of net sales, increased 24 basis points during the 12 months ended March 31, 2014, compared to the prior year period. The increase as a percentage of net sales was driven largely by the deleveraging effect of the net sales decline.
Depreciation and amortization expense, as a percentage of net sales, increased 22 basis points for the 12 months ended March 31, 2014 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of our net sales decline.
Our effective income tax rate for the 12 months ended March 31, 2014 decreased to (2.7)% from 38.8% in the comparable prior year period. The decrease in the adjusted effective income tax rate is primarily the result of a proportionate increase in federal income tax credits and the decrease in pretax income when compared to the prior year period.
Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012
The increase in comparable store sales within the appliance category for the 12 month period ended March 31, 2013 as compared to 12 month period ended March 31, 2012 was due to an increase in both unit demand and average selling prices. The decrease in comparable store sales for the video category for the 12 month period ended March 31, 2013 was due primarily to double digit declines in units sold, slightly offset by low single digit increases in average selling prices, largely resulting from our strategy of offering fewer entry level models and a greater mix of larger screen televisions. The increase in comparable store sales within the computing and mobile phones category for the 12 month period was driven by increased demand for tablets and mobile phones, partially offset by decreased demand for notebook computers. The decrease in comparable store sales within the other category was primarily the result of double digit comparable store sales decreases in cameras, camcorders and small electronics partially offset by sales increases in mattresses and sales from the home entertainment furniture and fitness equipment categories.

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
SG&A expense, as a percentage of net sales, increased 52 basis points for the 12 months ended March 31, 2013, compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of increases in occupancy costs as a percentage of net sales due to the deleveraging effect of the comparable store sales decline in addition to an increase in-home delivery expense as a percentage of net sales due to a higher sales mix of deliverable product. This increase was partially offset by decreases in other SG&A expenses as a result of cost control measures.
Net advertising expense, as a percentage of net sales, increased 36 basis points during the 12 months ended March 31, 2013, compared to the prior year period. The increase as a percentage of net sales was driven largely by the deleveraging effect of our net sales decline.
Depreciation and amortization expense, as a percentage of net sales, increased 27 basis points for the 12 months ended March 31, 2013 compared to the prior year period. The increase as a percentage of net sales was primarily due to the capital spend associated with the 20 new stores opened during fiscal 2013 and the deleveraging effect of our net sales decline.
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
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	March 31, 2014	March 31, 2013	March 31, 2012
Net cash provided by operating activities	$82,651	$66,053	$117,037
Net cash used in investing activities	(22,724)	(53,986)	(81,349)
Net cash used in financing activities	(60,355)	(22,719)	(49,238)
Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures. We make capital expenditures in investments in new stores and new distribution facilities, remodeling and relocation of existing stores, and information technology and other infrastructure-related projects that support our operations.
During fiscal 2015, we plan to open two to four new stores, relocate several stores, downsize one store from 60,000 square feet to 37,000 square feet, add several Fine Lines to existing stores, and move one regional distribution center. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities. We expect capital expenditures, net of sale and leaseback proceeds and tenant allowances from landlords, for fiscal 2015 store openings and relocations to range between $20 million and $23 million. We expect capital expenditures for fiscal 2015 will be funded through cash and cash equivalents, income from operations, borrowings under our Amended Facility and tenant allowances from landlords.

Net cash provided by operating activities. Net cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, asset impairment, deferred taxes and stock-based compensation expense. Cash provided by operating activities was $82.7 million, $66.1 million and $117.0 million for fiscal 2014, 2013 and 2012, respectively. The increase in cash provided by operating activities from fiscal 2014 to fiscal 2013 is primarily a result of an increase in net cash provided by working capital, offset by a decrease in other operating activities and net income. Net cash provided by working capital was $28.9 million, an increase of $53.0 million from the comparable prior period. Adjustments for other operating activities positively impacted operating cash flows by $53.6 million, a decrease of $11.3 million from the comparable prior period, primarily due to a decrease of $8.9 million in cash received from landlords for tenant allowances due to opening fewer stores in the current period compared to the prior period, a decrease of $8.0 million in our deferred income tax provision, offset by various increases in other operating activities. The decrease in cash provided by operating activities from fiscal 2012 to fiscal 2013 is primarily due to life insurance proceeds of $40.0 million received in fiscal 2012, a decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable) and the net change in our other current operating assets and liabilities, and the decrease in cash received from landlords for tenant allowances due to opening fewer stores in the current period compared to the prior period. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Net cash used in investing activities. Net cash used in investing activities was $22.7 million, $54.0 million, and $81.3 million for fiscal 2014, 2013 and 2012, respectively. The decrease for fiscal 2014 compared to fiscal 2013 in cash used in investing activities is due to lower purchases of property and equipment associated with the opening of new stores. In fiscal 2014, we did not open any new stores as compared to 20 new store openings in fiscal 2013. Capital expenditures in fiscal 2014 related to store relocations and remodels, as well as management information systems and infrastructure. The decrease for fiscal 2013 compared to fiscal 2012 is primarily due to lower purchases of property and equipment associated with the opening of new stores. We opened 20 new stores in fiscal 2013 compared to 35 new stores in fiscal 2012.
Net cash used in financing activities. Net cash used in financing activities was $60.4 million, $22.7 million, and $49.2 million for fiscal 2014, 2013 and 2012 respectively. The increase in cash used in financing activities from fiscal 2014 to fiscal 2013 is due to a decrease in net borrowings provided by an inventory financing facility of $12.7 million, a decrease in cash provided by bank overdrafts of $23.0 million, an increase in funds used for treasury stock repurchases of $0.9 million, offset by an increase in proceeds from exercise of stock options of $1.5 million. The decrease in cash used in financing activities from fiscal 2013 to fiscal 2012 was primarily due to net borrowings provided by an inventory financing facility entered into during fiscal 2013 of $9.0 million, an increase in cash provided by bank overdrafts of $16.3 million, an increase in proceeds from exercise of stock options of $1.9 million, offset by an increase in funds used for treasury stock repurchases of $0.7 million.
Amended Facility. On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”) to increase the maximum credit available to $400 million from $300 million, subject to borrowing base availability, and extend the term of the facility to expire on July 29, 2018. The facility was set to expire on March 29, 2016.
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
Pursuant to the Amended Facility, the borrowing base is equal to the sum of (i) 90% of the amount of the eligible commercial accounts, (ii) 75% of the amount of eligible commercial and credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage multiplied by the value of eligible inventory consistent with the most recent appraisal of such eligible inventory.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at March 31, 2014.
As of March 31, 2014 and 2013, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding which expired by December 31, 2013. The total borrowing availability under the Amended Facility was $169.5 million and $189.8 million as of March 31, 2014 and 2013, respectively. The interest rate based on the bank’s prime rate was 3.75% and 4.25% as of March 31, 2014 and 2013, respectively.
Inventory Financing Facility. We also have an inventory financing facility, which is a $20 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default.
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
Impact of Inflation
The impact of inflation and changing prices has not been material to our net sales or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment have minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products in the consumer electronics category affect our ability to increase our gross profit margin in the consumer electronics category.
Contractual Obligations
Our contractual obligations at March 31, 2014 were as follows (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$561,620	$87,425	$165,224	$148,379	$160,592
Advertising commitments	4,013	1,810	2,203	—	—
Revolving Credit Facility	—	—	—	—	—
Total	$565,633	$89,235	$167,427	$148,379	$160,592
The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2014 was approximately $5.2 million. We are unable to estimate the timing of these future payments under the plan.
We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal year 2026, require various minimum annual rentals, and contain certain options for renewal. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $90.4 million, $88.2 million and $80.9 million in fiscal 2014, 2013 or 2012, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.1 million in each of fiscal 2014, 2013 and 2012. Total rental expense with respect to real property has increased as a result of store relocations in fiscal 2014, and the increase in the number of our stores from fiscal 2012 to 2013.

Off Balance Sheet Items
We do not have any off balance sheet arrangements. We finance some of our development programs through sale and leaseback transactions, which involve selling stores to third parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with U.S. GAAP. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section above. Additional information regarding our operating leases is available in “Business—Properties,” and Note 8, Leases, in the Notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk. As of March 31, 2014, our debt was comprised of our Revolving Credit Facility. Interest on borrowings under our Revolving Credit Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of March 31, 2014, we had no cash borrowings under our Revolving Credit Facility.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2014. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, Financial Statements and Supplementary Data, on the effectiveness of our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DENNIS L. MAY	/s/ ANDREW S. GIESLER
Dennis L. May	Andrew S. Giesler
Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
hhgregg, Inc.:
We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2014. We also have audited the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting under Item 8. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Indianapolis, Indiana
May 20, 2014

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended March 31, 2014, 2013, and 2012

	2014	2013	2012
	(In thousands, except share and per share data)
Net sales	$2,338,570	$2,474,759	$2,493,392
Cost of goods sold	1,674,031	1,757,173	1,773,004
Gross profit	664,539	717,586	720,388
Selling, general and administrative expenses	493,950	507,755	498,600
Net advertising expense	124,179	125,433	117,423
Depreciation and amortization expense	43,120	40,135	33,752
Life insurance proceeds	—	—	(40,000)
Asset impairment charges	613	504	813
Income from operations	2,677	43,759	109,800
Other expense (income):
Interest expense	2,465	2,344	2,658
Interest income	(10)	(9)	(23)
Total other expense	2,455	2,335	2,635
Income before income taxes	222	41,424	107,165
Income tax (benefit) expense	(6)	16,055	25,792
Net income	$228	$25,369	$81,373
Net income per share
Basic	$0.01	$0.74	$2.16
Diluted	$0.01	$0.74	$2.14
Weighted average shares outstanding-basic	30,209,928	34,430,641	37,749,354
Weighted average shares outstanding-diluted	30,683,989	34,496,788	38,079,685
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2014 and 2013

	2014	2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$48,164	$48,592
Accounts receivable—trade, less allowances of $132 and $1, respectively	15,121	24,271
Accounts receivable—other	16,467	18,748
Merchandise inventories, net	298,542	315,562
Prepaid expenses and other current assets	6,694	5,567
Income tax receivable	1,380	1,414
Deferred income taxes	6,220	5,758
Total current assets	392,588	419,912
Net property and equipment	193,882	217,911
Deferred financing costs, net	2,334	1,992
Deferred income taxes	35,182	35,252
Other assets	1,977	1,354
Total long-term assets	233,375	256,509
Total assets	$625,963	$676,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140,806	$150,333
Customer deposits	41,518	38,042
Accrued liabilities	50,898	49,422
Income tax payable	122	2,145
Total current liabilities	233,344	239,942
Long-term liabilities:
Deferred rent	73,493	77,777
Other long-term liabilities	11,992	12,044
Total long-term liabilities	85,485	89,821
Total liabilities	318,829	329,763
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and 2013, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,121,390 and 40,640,743 shares issued; and 28,460,218 and 31,468,453 outstanding as of March 31, 2014 and March 31, 2013, respectively	4	4
Additional paid-in capital	297,199	287,806
Retained earnings	154,878	154,650
Common stock held in treasury at cost, 12,661,172 and 9,172,290 shares as of March 31, 2014 and March 31, 2013, respectively	(144,947)	(95,802)
Total stockholders’ equity	307,134	346,658
Total liabilities and stockholders’ equity	$625,963	$676,421
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2014, 2013, and 2012
(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings		Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2011	39,724,737	$—	$4	$268,715	$47,908		$(41)	$—	$316,586
Net income	—	—	—	—	81,373		—	—	81,373
Exercise of stock options	341,268	—	—	2,464	—		—	—	2,464
Stock compensation expense	—	—	—	5,935	—		—	—	5,935
Excess tax benefit from stock-based compensation	—	—	—	732	—		—	—	732
Repurchase of common stock	(3,714,289)	—	—	—	—		—	(47,570)	(47,570)
Balance at March 31, 2012	36,351,716	$—	$4	$277,846	$129,281		$(41)	$(47,570)	$359,520
Net income	—	—	—	—	25,369		—	—	25,369
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	—	41	—	41
Exercise of stock options	574,738	—	—	4,356	—		—	—	4,356
Stock compensation expense	—	—	—	5,150	—		—	—	5,150
Excess tax benefit from stock-based compensation	—	—	—	454	—		—	—	454
Repurchase of common stock	(5,458,001)	—	—	—	—		—	(48,232)	(48,232)
Balance at March 31, 2013	31,468,453	$—	$4	$287,806	$154,650		$—	$(95,802)	$346,658
Net income	—	—	—	—	228		—	—	228
Exercise of stock options	480,647	—	—	5,814	—		—	—	5,814
Stock compensation expense	—	—	—	4,428	—		—	—	4,428
Excess tax deficiency from stock-based compensation	—	—	—	(849)	—		—	—	(849)
Repurchase of common stock	(3,488,882)	—	—	—	—		—	(49,145)	(49,145)
Balance at March 31, 2014	28,460,218	$—	$4	$297,199	$154,878		$—	$(144,947)	$307,134
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31, 2014, 2013, and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$228	$25,369	$81,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,120	40,135	33,752
Amortization of deferred financing costs	604	664	664
Stock-based compensation	4,428	5,150	5,935
Excess tax deficiency (benefits) from stock-based compensation	849	(586)	(732)
Loss (gain) on sales of property and equipment	1,646	(216)	(332)
Deferred income taxes	(392)	7,599	9,382
Asset impairment charges	613	504	813
Tenant allowances received from landlords	2,705	11,608	22,895
Changes in operating assets and liabilities:
Accounts receivable—trade	9,150	(4,804)	(10,536)
Accounts receivable—other	2,407	507	(2,836)
Merchandise inventories	17,020	(33,153)	(70,401)
Income tax receivable	(815)	(960)	—
Prepaid expenses and other assets	(1,066)	575	4,606
Accounts payable	6,125	6,932	38,374
Customer deposits	3,476	9,049	7,202
Income tax payable	(2,023)	(2,213)	3,037
Accrued liabilities	1,476	5,687	(3,403)
Deferred rent	(7,115)	(5,760)	(2,819)
Other long-term liabilities	215	(34)	63
Net cash provided by operating activities	82,651	66,053	117,037
Cash flows from investing activities:
Purchases of property and equipment	(22,257)	(54,020)	(83,054)
Net proceeds from sale leaseback transactions	—	—	1,625
Proceeds from sales of property and equipment	217	34	80
Purchases of corporate-owned life insurance	(684)	—	—
Net cash used in investing activities	(22,724)	(53,986)	(81,349)
Cash flows from financing activities:
Purchases of treasury stock	(49,145)	(48,232)	(47,570)
Proceeds from exercise of stock options	5,814	4,356	2,464
Excess tax (deficiency) benefits from stock-based compensation	(849)	586	732
Net (decrease) increase in bank overdrafts	(11,506)	11,506	(4,776)
Net (repayments) borrowings on inventory financing facility	(3,723)	9,024	—
Payment of financing costs	(946)	—	(88)
Other, net	—	41	—
Net cash used in financing activities	(60,355)	(22,719)	(49,238)
Net decrease in cash and cash equivalents	(428)	(10,652)	(13,550)
Cash and cash equivalents
Beginning of period	48,592	59,244	72,794
End of period	$48,164	$48,592	$59,244
Supplemental disclosure of cash flow information:
Interest paid	$1,881	$1,903	$2,119
Income taxes paid	$3,418	$11,629	$13,219
Capital expenditures included in accounts payable	$1,068	$1,491	$1,216
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. is a specialty retailer of home appliances, televisions, computers, tablets, wireless devices, consumer electronics, home furniture, mattresses, fitness equipment and related services operating under the name hhgregg™. As of March 31, 2014, the Company had 228 stores located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. The Company operates in one reportable segment.

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
The consolidated financial statements include the accounts of hhgregg and its wholly-owned subsidiary, Gregg Appliances (the “Company” or “hhgregg”). The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG Distributing”), which has no assets or operations. All intercompany balances and transactions have been eliminated upon consolidation.

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
Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents at March 31, 2014 and $45.0 million at March 31, 2013. The Company had no outstanding checks in excess of funds on deposit (book overdrafts) at March 31, 2014 and $11.5 million at March 31, 2013.

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

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2014, two vendors accounted for 29.2% and 17.1%, respectively, of merchandise purchases. For the year ended March 31, 2013, two vendors accounted for 27.5% and 17.0%, respectively, of merchandise purchases. For the year ended March 31, 2012, two vendors accounted for 20.5% and 15.2%, respectively, of merchandise purchases.
The Company included amounts due to a third party financing company for use under an inventory financing facility, entered into during the first quarter of fiscal 2013, within accounts payable in the accompanying consolidated balance sheet. Borrowings and payments on the inventory financing facility are classified as financing activities in the consolidated statements of cash flows. The inventory financing facility is a $20 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default. The amounts borrowed on the credit line fluctuate on a daily basis. The amount of borrowings included within accounts payable as of March 31, 2014 and 2013 were $5.3 million and $9.0 million, respectively. As of March 31, 2014 and 2013, the Company had $14.7 million and $11.0 million available under the facility, respectively. The Company incurred no interest on the borrowings for the years ended March 31, 2014 and 2013.

(h)	Property and Equipment
Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period. At the end of the construction period, the Company will sell and lease the location back applying provisions of lease accounting guidance. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations, other than a normal leaseback, and the locations are accounted for as operating leases. In fiscal 2014 and 2013, the Company did not execute any sale and leaseback transactions.
Property and equipment consisted of the following at March 31, 2014 and 2013 (in thousands):

	2014	2013
Machinery and equipment	$28,478	$25,328
Store fixtures and furniture	180,799	175,659
Vehicles	2,207	2,269
Signs	19,545	19,163
Leasehold improvements	178,888	172,952
Construction in progress	8,167	5,995
	418,084	401,366
Less accumulated depreciation and amortization	(224,202)	(183,455)
Net property and equipment	$193,882	$217,911
Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Machinery and equipment	5-7
Store fixtures and furniture	3-7
Vehicles	5
Signs	7
Leasehold improvements	5-15
Depreciation and amortization expense for the years ended March 31, 2014, 2013 and 2012 was $43.1 million, $40.1 million and $33.8 million, respectively.

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
For the fiscal year ended March 31, 2014, the Company recorded an asset impairment charge as a result of entering into a lease modification to downsize a store. In conjunction with the downsize, the Company determined that certain of the assets in use would be abandoned at the time construction to downsize begins, and as a result determined this to be a triggering event for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value. In addition, the Company recorded an asset impairment charge during fiscal 2014 as a result of idling certain store fixtures associated with the Company’s changing product mix. The Company determined this to be a triggering event for an impairment analysis to be performed, and the carrying amount of the assets were reduced to fair value. During fiscal years ended March 31, 2013 and 2012, the Company had one and two separate stores in each year respectively, whose profit contributions were significantly lower than the chain average due to decreased sales at each respective location. This decrease in profit in all instances triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. Based on the above reasons, the carrying amounts of the assets related to these stores were reduced to fair value, resulting in a pre-tax charge of $0.6 million, $0.5 million and $0.8 million for the years ended March 31, 2014, 2013 and 2012, respectively.

(j)	Deferred Financing Costs
Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s Revolving Credit Facility as discussed in note 5 below. The Company recognized related amortization expense of deferred financing costs of $0.6 million, $0.7 million and $0.7 million for the years ended March 31, 2014, 2013 and 2012, respectively.

(k)	Self-Insured Liabilities
The Company is self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. The following table provides the Company’s stop loss coverage for the fiscal years ended March 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Workers’ Compensation — per occurrence	$300	$300	$300
Workers’ Compensation — per occurrence (OH)	$500	$500	$500
General Liability — per occurrence	$250	$250	$250
Motor Vehicles — per occurrence	$100	$100	$100
Medical Insurance — per participant, per year	$300	$300	$300
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
For leases that contain predetermined fixed escalations of the minimum rent, the related rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as part of deferred rent. Cash or lease incentives received upon entering into certain store leases (tenant allowances) are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The unamortized portion of tenant allowances is recorded as a part of deferred rent. For leases that require contingent rents, management makes an estimate of the contingent rent annually and recognizes the related rent expense on a straight-line basis over the year. As of March 31, 2014 and 2013, deferred rent included in long-term liabilities in the Company’s consolidated balance sheets was $73.5 million and $77.8 million, respectively.
Transaction costs associated with the sale and leaseback of properties and any related deferred gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. The Company does not have any retained or contingent interests in the properties, nor does the Company provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments. At March 31, 2014 and 2013, deferred gains of $1.7 million and $2.0 million, respectively, were recorded in other long term liabilities relating to sale and leaseback transactions.

(m)	Revenue Recognition
The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company recognizes revenue related to the delivery of merchandise at the time the merchandise is delivered. The Company honors returns from customers within 30 days from the date of sale and provides allowances for returns based on historical experience. The Company recorded an allowance for sales returns in accrued liabilities of $0.6 million and $0.5 million at March 31, 2014 and 2013, respectively. The Company recognizes service revenue at the time that evidence of an agreement exists, the service is completed, the price is fixed or determinable, and collectability is reasonably assured.
The Company sells gift cards to its customers in its retail stores and online. The Company does not charge administrative fees on unused gift cards and the Company’s gift cards (other than promotional rebate gift cards) do not have an expiration date. Revenue is recognized from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, referred to as gift card breakage, and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines it’s gift card breakage rate based on historical redemption patterns. Breakage recognized was not material to the Company’s results of operations during fiscal 2014, 2013 or 2012.
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
The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Deferred revenue on extended service agreements:
Balance at beginning of year	$1,048	$623	$485
Revenue deferred on new agreements	5,439	4,111	2,403
Revenue recognized	(5,064)	(3,686)	(2,265)
Balance at end of year	$1,423	$1,048	$623
 For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element’s relative retail price. The Company frequently offers sales incentives that entitle customers to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. When certain purchase requirements are met, the customer is eligible to receive a hhgregg rebate gift card that may be redeemed on future purchases at hhgregg stores. Rebate gift cards expire six months from the date of issuance. The Company defers revenue at the time an eligible transaction occurs, based on the percentage of gift cards that are projected to be redeemed which includes an estimate of breakage and the relative fair value of the gift cards. The Company recognizes revenue when: (i) a gift card is redeemed by the customer, or (ii) a rebate gift card expires. Deferred revenue related to the rebate gift cards included within accrued liabilities within our Consolidated Balance Sheets was $3.4 million and $5.2 million at March 31, 2014 and 2013, respectively.

The Company offers a private-label credit card agreement through a lending institution for the issuance of promotional financing bearing the hhgregg brand name. Under the agreement, the lending institution manages and directly extends credit to the customers. Cardholders who choose a private-label credit card can receive zero-interest promotional financing on qualifying purchases. The bank is the sole owner of the accounts receivable generated under the program and absorbs losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, we do not hold any consumer receivables related to these programs. We pay financing fees to the lending institution and these fees are variable based on certain factors such as the London Interbank Offered Rate (“LIBOR”) and types of promotional financing offers.

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
Shipping and handling costs and expenses of $111.3 million, $105.9 million, and $102.9 million for fiscal 2014, 2013 and 2012, respectively, were included in selling, general, and administrative expenses. Included in these costs were home delivery expenses of $59.8 million, $55.9 million, and $51.0 million for the years ended March 31, 2014, 2013, and 2012, respectively.

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
Advertising costs are expensed as incurred, with the exception of television production costs which are expensed the first time the advertisement is aired. These amounts have been reduced by vendor allowances under cooperative advertising which totaled $37.0 million, $43.1 million, and $44.4 million for the years ended March 31, 2014, 2013 and 2012, respectively.

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The underlying investments within the Company’s deferred compensation plan for company-owned life insurance, recorded within Other long-term assets, totaled $0.7 million as of March 31, 2014 and consist of equity index funds and fixed income assets, which are considered Level 2 in the hierarchy described above. The Company had no assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2013.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
The Company has property and equipment that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Property and equipment fair values were derived using a discounted cash flow model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as an appropriate discount rate. During fiscal 2014,

Table of Contents

the Company recorded an asset impairment charge as a result of entering into a lease modification to downsize a store. In conjunction with the downsize, the Company determined that certain of the assets in use would be abandoned at the time construction to downsize begins, and as a result determined this to be a triggering event for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value. In addition, the Company recorded an asset impairment charge during fiscal 2014 as a result of idling certain store fixtures. The Company determined this to be a triggering event for an impairment analysis to be performed, and the carrying amount of the assets were reduced to fair value. During fiscal 2013, the Company had one store and in fiscal 2012, the Company had two stores, whose profit contributions were significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value.

The following table summarizes the fair value remeasurements recorded during the years ended March 31, 2014, 2013, and 2012 (in millions):

	2014	2013	2012
Carrying value (pre-asset impairment)	$1.0	$0.9	$2.1
Asset impairment loss (included in income from operations)	0.6	0.5	0.8
Remaining net carrying value	$0.4	$0.4	$1.3

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable — trade, accounts receivable — other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments.

(3)	Net Income per Share
Net income per basic share is calculated based on the weighted-average number of outstanding common shares. Net income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. The following table presents net income per basic and diluted share for the years ended March 31, 2014, 2013 and 2012 (in thousands, except share and per share amounts):

	2014	2013	2012
Net income (A)	$228	$25,369	$81,373
Weighted average outstanding shares of common stock (B)	30,209,928	34,430,641	37,749,354
Dilutive effect of employee stock options and restricted stock units	474,061	66,147	330,331
Common stock and potential dilutive common shares (C)	30,683,989	34,496,788	38,079,685
Net income per share:
Basic (A/B)	$0.01	$0.74	$2.16
Diluted (A/C)	$0.01	$0.74	$2.14
Antidilutive shares not included in the net income per diluted share calculation for the years ended March 31, 2014, 2013 and 2012 were 1,225,819, 3,529,249 and 2,660,197, respectively.

Table of Contents

(4)	Inventories
Net merchandise inventories consisted of the following at March 31, 2014 and 2013 (in thousands):

	2014	2013
Appliances	$134,053	$120,972
Consumer electronics	108,193	90,441
Computing and wireless	36,039	45,964
Home products	20,257	58,185
Net merchandise inventory	$298,542	$315,562

(5)	Debt
A summary of debt at March 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Line of credit	$—	$—
Amended Facility
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
Pursuant to the Amended Facility, the borrowing base is equal to the sum of (i) 90% of the amount of the eligible commercial accounts, (ii) 75% of the amount of eligible commercial and credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage multiplied by the value of eligible inventory consistent with the most recent appraisal of such eligible inventory.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at March 31, 2014.

As of March 31, 2014 and 2013, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. As of March 31, 2013, Gregg Appliances had $4.9 million of letters of credit outstanding which expired by December 31, 2013. The total borrowing availability under the Amended Facility was $169.5 million and $189.8 million as of March 31, 2014 and 2013, respectively. The interest rate based on the bank’s prime rate was 3.75% and 4.25% as of March 31, 2014 and 2013, respectively.

(6)	Income Taxes
Income tax (benefit) expense for the years ended March 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$1,528	$6,448	$12,428
State	(246)	2,008	3,982
Total current	1,282	8,456	16,410
Deferred:
Federal	(1,618)	7,163	8,960
State	330	436	422
Total deferred	(1,288)	7,599	9,382
Total (benefit) expense	$(6)	$16,055	$25,792
Deferred income taxes at March 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Deferred tax assets:
Goodwill for tax purposes	$38,447	$45,038
Accrued expenses	11,618	11,086
Long-term deferred compensation	2,344	2,145
Inventories	3,083	3,259
Stock-compensation expense	7,960	8,114
Other	3,856	2,165
Credit carryforwards	239	286
Net operating loss carryforward	193	—
Total deferred tax assets	67,740	72,093
Deferred tax liabilities:
Property and equipment	25,180	29,958
Other	1,158	1,125
Total deferred tax liabilities	26,338	31,083
Net deferred tax assets	$41,402	$41,010
The Company recognizes interest and penalties in income tax expense in its consolidated statements of income. At March 31, 2014 and 2013, the Company had no accrued interest and penalties.
The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2011.

The (benefit) expense for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2014	2013	2012
Computed “expected” tax expense	$78	$14,498	$37,508
State income tax expense, net of federal income tax benefit	49	1,516	2,901
Non-taxable Life Insurance Proceeds	—	—	(14,000)
Other	(133)	41	(617)
	$(6)	$16,055	$25,792

(7)	Stock-based Compensation
Stock Options
The Company maintains stock-based compensation plans which allow for the issuance of non-qualified stock options and restricted stock to officers, other key employees and members of the Board of Directors. On April 12, 2007, the Company’s Board of Directors approved the adoption of the hhgregg, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, awards of restricted stock, awards of restricted stock units, awards of performance units, and stock grants. On June 23, 2010, an amendment (the “Amendment”) to the Equity Incentive Plan was adopted by the Company’s Board of Directors that increased the number of shares of common stock reserved for issuance under the Equity Incentive Plan from 3,000,000 to 6,000,000. The Amendment was ratified and approved by the Company’s stockholders at the annual meeting of stockholders on August 3, 2010. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Equity Incentive Plan unless the plan is terminated. The term of the Company’s Equity Incentive Plan commenced on the date of approval by the Company’s Board of Directors and continues until the tenth anniversary of the approval by the Company’s Board of Directors. The Company’s Equity Incentive Plan is administered by the Company’s Compensation Committee. Prior to the Equity Incentive Plan being adopted, the Company utilized the Gregg Appliances, Inc. 2005 Stock Option Plan (“Stock Option Plan”). The Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options to the Company’s officers, directors, consultants, and key employees.
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
During the years ended March 31, 2014, 2013 and 2012 the Company granted options for 1,820,805, 795,000, and 813,400 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $7.08, $5.34, and $6.06 during the 12 months ended March 31, 2014, 2013 and 2012, respectively, using the Black-Scholes model with the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	0.06% - 1.53	0.56% - 0.69	1.3%
Dividend yield	—	—	—
Expected volatility	63.0%	61.9%	52.2%
Expected life of the options (years)	4.5	4.5	4.5

The following table summarizes the activity under the Company’s Stock Option Plans for the fiscal year ended March 31, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2013	3,322,462	$15.81
Granted	1,820,805	13.97
Exercised	(480,647)	12.10
Canceled	(1,403,410)	19.58
Expired	(27,002)	23.53
Outstanding at March 31, 2014	3,232,208	$13.61	4.43	$30
Vested or expected to vest at March 31, 2014	3,096,686	$13.61	4.36	$29
Exercisable at March 31, 2014	1,274,575	$14.08	2.38	$6
During fiscal 2014, 2013 and 2012, $4.2 million ($2.5 million net of tax), $5.2 million ($3.1 million net of tax) and $5.7 million ($3.4 million net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended March 31, 2014, 2013 and 2012 was $2.6 million, $1.6 million and $2.5 million, respectively. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2014 was $6.2 million and is expected to be recognized over a weighted average period of 1.9 years. Net cash proceeds from the exercise of stock options were $5.8 million, $4.4 million and $2.5 million in fiscal 2014, 2013 and 2012, respectively. The total grant date fair value of stock options vested during the years ended March 31, 2014, 2013 and 2012 was $2.6 million, $5.3 million and $5.4 million, respectively.

Time Vested Restricted Stock Units
During the years ended March 31, 2014, 2013 and 2012 the Company granted 30,595, 93,900 and 81,300 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the fiscal year ended March 31, 2014 was $14.38. Total unrecognized compensation cost for the time vested RSUs (adjusted for forfeitures) at March 31, 2014 was $0.7 million and is expected to be recognized over a weighted average period of 1.40 years.

The following table summarizes time vested RSU vesting activity for the fiscal year ended March 31, 2014:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Nonvested at March 31, 2013	155,600	$12.38
Granted	30,595	14.38
Vested	—	—
Forfeited	(42,692)	12.68
Nonvested at March 31, 2014	143,503	$12.72	1.40	$—

(8)	Leases
The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Minimum rentals	$91,174	$89,407	$82,615
Contingent rentals	52	74	147
Total rent expense	$91,226	$89,481	$82,762
Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2014 (in thousands):

Rental Payments
Payable in fiscal year:
2015	$87,425
2016	84,302
2017	80,922
2018	76,475
2019	71,904
Thereafter	160,592
Total required payments	$561,620
Total minimum rental lease payments have not been reduced by minimum sublease rent income of approximately $1.1 million due under future noncancelable subleases.

(9)	Employee Benefit Plans
The Company sponsors a 401(k) retirement savings plan (“Plan”) covering all employees who have attained the age of 21 and have worked at least 1000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.6 million, $0.9 million, and $0.7 million for the years ended March 31, 2014, 2013, and 2012, respectively.
During the fiscal year ended March 31, 2014, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the the plan was $0.7 million at March 31, 2014 and is included in “Other long-term liabilities”. Total expense recorded under the plan was $0.1 million for fiscal year 2014.

The Company has another unfunded, non-qualified deferred compensation plan for members of executive management which was frozen during the current year. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded $0.2 million in expense related to this plan for the years ended March 31, 2014, 2013 and 2012 representing interest earned, but did not contribute additional amounts as the Company did not achieve the predetermined operating results target prior to the date which the plan was frozen. Amounts accrued in other long-term liabilities at March 31, 2014 and 2013 were $5.3M and $5.4M.

(10)	Legal Proceedings
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

(11)	Interim Financial Results (Unaudited)
The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2014 and 2013 (in thousands, except net (loss) income per share data). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements.

	For the Year Ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$524,922	$568,315	$707,053	$538,280
Cost of goods sold	370,157	400,365	517,773	385,736
Gross profit	154,765	167,950	189,280	152,544
Selling, general and administrative expenses	119,309	120,389	132,360	121,892
Net advertising expense	25,896	30,539	36,964	30,780
Depreciation and amortization expense	11,038	10,406	10,785	10,891
Asset impairment charge	—	—	310	303
(Loss) income from operations	(1,478)	6,616	8,861	(11,322)
Other expense (income):
Interest expense	604	557	695	609
Interest income	(5)	(2)	(2)	(1)
Total other expense	599	555	693	608
(Loss) income before income taxes	(2,077)	6,061	8,168	(11,930)
Income tax (benefit) expense	(817)	2,382	3,120	(4,691)
Net (loss) income	$(1,260)	$3,679	$5,048	$(7,239)
Net (loss) income per share
Basic	$(0.04)	$0.12	$0.17	$(0.25)
Diluted	$(0.04)	$0.12	$0.17	$(0.25)

	For the Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$489,856	$587,636	$799,635	$597,632
Cost of goods sold	343,197	413,489	581,450	419,037
Gross profit	146,659	174,147	218,185	178,595
Selling, general and administrative expenses	118,773	125,794	139,303	123,885
Net advertising expense	27,616	31,754	38,715	27,348
Depreciation and amortization expense	9,414	9,843	10,416	10,462
Asset impairment charge	—	—	504	—
(Loss) income from operations	(9,144)	6,756	29,247	16,900
Other expense (income):
Interest expense	478	510	704	652
Interest income	(2)	(3)	(3)	(1)
Total other expense	476	507	701	651
(Loss) income before income taxes	(9,620)	6,249	28,546	16,249
Income (benefit) tax expense	(3,920)	2,489	11,157	6,329
Net (loss) income	$(5,700)	$3,760	$17,389	$9,920
Net (loss) income per share
Basic	$(0.16)	$0.11	$0.51	$0.31
Diluted	$(0.16)	$0.11	$0.51	$0.31

(12)	Stock Repurchase Program
On May 16, 2013, the Company’s Board of Directors authorized a stock repurchase program (the “May 2013 Program”) allowing the Company to repurchase up to $50 million of its common stock. The stock repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 22, 2014. The previous stock repurchase program expired on May 21, 2013.
The following table shows the number and cost of shares repurchased during the twelve months ended March 31, 2014 and 2013, respectively ($ in thousands):

	Years Ended
	March 31, 2014	March 31, 2013
May 2013 Program
Number of shares repurchased	3,488,882	—
Cost of shares repurchased	$49,145	$—
May 2012 Program
Number of shares repurchased	—	5,458,001
Cost of shares repurchased	$—	$48,232
As of March 31, 2014, the Company had $0.9 million remaining under the May 2013 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying consolidated balance sheets.

(13)	Life Insurance Proceeds
During the fiscal year ended March 31, 2012, the Company received $40.0 million in proceeds on a key man life insurance policy that was held on our Executive Chairman of the Board, who passed away on January 22, 2012. The proceeds were non-taxable and are recorded in income from operations in the accompanying consolidated statements of income for fiscal 2012.

(14)	Subsequent Events
On May 14, 2014, the Company’s Board of Directors authorized a new stock repurchase program allowing it to repurchase up to $40 million of its common stock, which becomes effective on May 20, 2014. The stock repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 20, 2015 unless shortened or extended by the Company’s Board of Directors.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance.
See the information set forth in the sections entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance Matters and Committees of the Board,” “Report of the Audit Committee of the Board of Directors,” “Nominees for Election to our Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Non-Director Named Officers” in our proxy statement for the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014 (the “2014 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	Executive Compensation.
See information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Employment Agreements” and “Executive Compensation” in the 2014 Proxy Statement which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters.
See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2014 Proxy Statement, which is incorporated herein by reference.
For information required by Item 201(d) of Regulation S-K, please refer to Item 5 under Part II of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
See the information provided under the captions “Proposal No. 1 - Election of Directors,” “Corporate Governance Matters and Committees of the Board of Directors” and “Certain Relationships and Related Party Transactions” in the 2014 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.
See the information provided under the caption “Proposal No. 2 - Ratification of Appointment of our Independent Registered Public Accountants” in the 2014 Proxy Statement, which is incorporated herein by reference.

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

4.2 (1)
Registration Rights Agreement, dated April 12, 2007, by and among FS Equity Partners V, L.P., FS Affiliates V, L.P., California State Teachers’ System, A.S.F. Co. Investment Partners II, L.P., the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May and the Company.

10.3 (1) +	Employment Agreement, dated October 19, 2004, between Gregg Appliances, Inc. and Dennis L. May.

10.4 (1) +	Gregg Appliances, Inc. Nonqualified Deferred Compensation Plan, dated April 1, 2000.

10.5 (1) +	Amendment No. 1 to Gregg Appliances, Inc. Nonqualified Deferred Compensation Plan, dated December 26, 2004.

10.6 (1)	Non-Standardized Adoption Agreement of Gregg Appliances, Inc. dated January 29, 2005.

10.9 (1) +	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.10 (1) +	Amendment No. 1 to Gregg Appliances, Inc. 2005 Stock Option Plan, dated April 12, 2007.

10.11 (1) +	hhgregg, Inc. Equity Incentive Plan.

10.15 (10)	Amended and Restated Indemnity Agreement.

10.16 (3) +	Form of hhgregg, Inc. 2007 Equity Incentive Plan Option Award.

10.19 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Charles B. Young.

10.20 (3) +	Employment Agreement, dated June 1, 2008, between Gregg Appliances Inc. and Gregg W. Throgmartin.

Exhibit Number	Description of Document

10.24 (4) +	Amendment No. 1 to the Employment Agreement, dated December 30, 2008, between Gregg Appliances and Dennis L. May.

10.25 (5)	Stock Subscription Agreement, dated July 15, 2009, among Gregg Appliances, Inc. and the Subscriber as defined therein.

10.27 (6) +	Amendment No. 2 to the Employment Agreement, dated August 12, 2009, between Gregg Appliances, Inc. and Dennis L. May.

10.29 (7)
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

10.30 (8)	Amendment No. 1 to Trademark Collateral Assignment and Security Agreement, dated March 29, 2011, between Gregg Appliances and Wells Fargo Bank, National Association.

10.31 (9) +	Employment Agreement, dated September 13, 2011, between Gregg Appliances, Inc. and Trent Taylor.

10.33 (11) +	Employment Agreement, dated March 4, 2013, between Gregg Appliances, Inc. and Jeffery G. Haines.

10.34 (12)
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

10.35 (13) +	Employment Agreement, dated December 9, 2013, between Gregg Appliances, Inc. and Julie C. Lyle.

10.36 (14) +	Employment Agreement, dated May 20, 2013, between Gregg Appliances, Inc. and Andrew S. Giesler.

10.37 +	Employment Agreement, dated May 5, 2014, between Gregg Appliances, Inc. and Troy H. Risch

14.1 (1)	Finance Code of Ethics.

21.1(1)	List of our Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ++	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

**101
The following materials from hhgregg, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Income for fiscal years ended March 31, 2014, 2013 and 2012, (2)Consolidated Balance Sheets as of March 31, 2014 and 2013, (3) Consolidated Statements of Stockholders’ Equity for fiscal years ended March 31, 2014, 2013 and 2012, (4) Consolidated Statements of Cash Flows for fiscal years ended March 31, 2014, 2013 and 2012 and (5) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.

(2)	Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2008.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2009.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2011.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2011.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 23, 2012.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2013.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2014.

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

++
This exhibit shall not be deemed “filed” for purposes of Section 18 as the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ DENNIS L. MAY
Dennis L. May President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANDREW S. GIESLER
Andrew S. Giesler Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DENNIS L. MAY	President and Chief Executive Officer (Principal Executive Officer)	May 20, 2014
Dennis L. May

/s/ ANDREW S. GIESLER	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2014
Andrew S. Giesler

/s/ GREGORY M. BETTINELLI	Director	May 20, 2014
Gregory M. Bettinelli

/s/ LAWRENCE P. CASTELLANI	Director	May 20, 2014
Lawrence P. Castellani

/s/ BENJAMIN D. GEIGER	Director	May 20, 2014
Benjamin D. Geiger

/s/ CATHERINE A. LANGHAM	Director	May 20, 2014
Catherine A. Langham

/s/ JOHN M. ROTH	Director	May 20, 2014
John M. Roth

/s/ MICHAEL L. SMITH	Chairman of the Board and Director	May 20, 2014
Michael L. Smith

/s/ PETER M. STARRETT	Director	May 20, 2014
Peter M. Starrett

/s/ KATHLEEN C. TIERNEY	Director	May 20, 2014
Kathleen C. Tierney

/s/ DARELL E. ZINK	Director	May 20, 2014
Darell E. Zink