Form 10-Q
period 2014-06-30
hhgregg, Inc.
filed 2014-07-31
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of July 28, 2014 was 28,394,164.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended June 30, 2014

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands, except share and per share data)
Net sales	$472,293	$524,922
Cost of goods sold	331,954	370,157
Gross profit	140,339	154,765
Selling, general and administrative expenses	116,589	119,309
Net advertising expense	27,224	25,896
Depreciation and amortization expense	10,475	11,038
Loss from operations	(13,949)	(1,478)
Other expense (income):
Interest expense	629	604
Interest income	(5)	(5)
Total other expense	624	599
Loss before income taxes	(14,573)	(2,077)
Income tax benefit	(4,304)	(817)
Net loss	$(10,269)	$(1,260)
Net loss per share
Basic	$(0.36)	$(0.04)
Diluted	$(0.36)	$(0.04)
Weighted average shares outstanding-basic	28,444,948	31,263,226
Weighted average shares outstanding-diluted	28,444,948	31,263,226
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	March 31, 2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$3,147	$48,164
Accounts receivable—trade, less allowances of $137 and $132 as of June 30, 2014 and March 31, 2014, respectively	20,026	15,121
Accounts receivable—other	17,244	16,467
Merchandise inventories, net	364,252	298,542
Prepaid expenses and other current assets	6,548	6,694
Income tax receivable	14,690	1,380
Deferred income tax assets	—	6,220
Total current assets	425,907	392,588
Net property and equipment	188,229	193,882
Deferred financing costs, net	2,200	2,334
Deferred income tax assets	37,613	35,182
Other assets	2,243	1,977
Total long-term assets	230,285	233,375
Total assets	$656,192	$625,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167,261	$140,806
Customer deposits	48,395	41,518
Accrued liabilities	54,695	50,898
Deferred income tax liabilities	5,339	—
Income tax payable	—	122
Total current liabilities	275,690	233,344
Long-term liabilities:
Deferred rent	71,731	73,493
Other long-term liabilities	11,540	11,992
Total long-term liabilities	83,271	85,485
Total liabilities	358,961	318,829
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,158,041 and 41,121,390 shares issued; and 28,394,164 and 28,460,218 outstanding as of June 30, 2014 and March 31, 2014, respectively	4	4
Additional paid-in capital	298,541	297,199
Retained earnings	144,609	154,878
Common stock held in treasury at cost, 12,763,877 and 12,661,172 shares as of June 30, 2014 and March 31, 2014, respectively	(145,923)	(144,947)
Total stockholders’ equity	297,231	307,134
Total liabilities and stockholders’ equity	$656,192	$625,963
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,269)	$(1,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,475	11,038
Amortization of deferred financing costs	134	166
Stock-based compensation	1,469	1,452
Excess tax deficiency from stock based compensation	—	37
Gain on sales of property and equipment	(27)	—
Deferred income taxes	9,128	(779)
Tenant allowances received from landlords	—	555
Changes in operating assets and liabilities:
Accounts receivable—trade	(4,905)	(13,137)
Accounts receivable—other	(736)	505
Merchandise inventories	(65,710)	(33,947)
Income tax receivable	(13,310)	(1,268)
Prepaid expenses and other assets	98	(244)
Accounts payable	24,685	10,193
Customer deposits	6,877	8,517
Income tax payable	(122)	(2,145)
Accrued liabilities	3,670	5,444
Deferred rent	(1,803)	(1,646)
Other long-term liabilities	(385)	(662)
Net cash used in operating activities	(40,731)	(17,181)
Cash flows from investing activities:
Purchases of property and equipment	(4,430)	(5,360)
Proceeds from sales of property and equipment	33	—
Purchases of corporate-owned life insurance	(218)	—
Net cash used in investing activities	(4,615)	(5,360)
Cash flows from financing activities:
Purchases of treasury stock	(976)	(10,311)
Proceeds from exercise of stock options	—	2,174
Excess tax deficiency from stock-based compensation	—	(37)
Net decrease in bank overdrafts	—	(8,400)
Net borrowings on inventory financing facility	1,305	13,643
Net cash provided by (used in) financing activities	329	(2,931)
Net decrease in cash and cash equivalents	(45,017)	(25,472)
Cash and cash equivalents
Beginning of period	48,164	48,592
End of period	$3,147	$23,120
Supplemental disclosure of cash flow information:
Interest paid	$489	$428
Income taxes paid	$—	$3,375
Capital expenditures included in accounts payable	$1,533	$2,074
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended June 30, 2014
(Dollars in thousands, Unaudited)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2014	28,460,218	$—	$4	$297,199	$154,878	$(144,947)	$307,134
Net loss					(10,269)		(10,269)
Exercise of stock options and vesting of RSUs	36,651	—	—	(127)	—	—	(127)
Stock compensation expense	—	—	—	1,469	—	—	1,469
Repurchase of common stock	(102,705)	—	—	—	—	(976)	(976)
Balance at June 30, 2014	28,394,164	$—	$4	$298,541	$144,609	$(145,923)	$297,231
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 229 stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. The Company operates in one reportable segment.
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg and the notes thereto for the fiscal year ended March 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2014.
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

New Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements upon adoption.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations or cash flows.

(2)	Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at June 30, 2014 and March 31, 2014 (in thousands):

	June 30, 2014	March 31, 2014
Machinery and equipment	$28,361	$28,478
Store fixtures and furniture	182,131	180,799
Vehicles	2,206	2,207
Signs	19,640	19,545
Leasehold improvements	180,871	178,888
Construction in progress	8,831	8,167
	422,040	418,084
Less accumulated depreciation and amortization	(233,811)	(224,202)
Net property and equipment	$188,229	$193,882

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. For the three months ended June 30, 2014 and 2013, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the respective periods and such shares would be antidilutive.
The following table presents net loss per basic and diluted share for the three months ended June 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2014	June 30, 2013
Net loss (A)	$(10,269)	$(1,260)
Weighted average outstanding shares of common stock (B)	28,444,948	31,263,226
Dilutive effect of employee stock options and restricted stock units	—	—
Common stock and potential dilutive common shares (C)	28,444,948	31,263,226
Net loss per share:
Basic (A/B)	$(0.36)	$(0.04)
Diluted (A/C)	$(0.36)	$(0.04)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended June 30, 2014 and 2013 were 3,527,896 and 2,006,645, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at June 30, 2014 and March 31, 2014 (in thousands):

	June 30, 2014	March 31, 2014
Appliances	$169,660	$134,053
Consumer electronics	139,890	108,193
Computers and tablets	31,144	36,039
Home products	23,558	20,257
Net merchandise inventory	$364,252	$298,542

(6)	Debt
A summary of debt at June 30, 2014 and March 31, 2014 is as follows (in thousands):

	June 30, 2014	March 31, 2014
Line of credit	$—	$—
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at June 30, 2014.
As of June 30, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility and $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $212.4 million as of June 30, 2014. The interest rate based on the bank’s prime rate as of June 30, 2014 was 3.75%.
As of March 31, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility and $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $169.5 million as of March 31, 2014. The interest rate based on the bank’s prime rate as of March 31, 2014 was 3.75%.

(7)	Stock-based Compensation
Stock Options
The following table summarizes the activity under the Company’s Stock Option Plans for the three months ended June 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2014	3,232,208	$13.61
Granted	915,640	9.09
Exercised	—	—
Canceled	(47,298)	13.23
Expired	(109,668)	13.11
Outstanding at June 30, 2014	3,990,882	$12.59
During the three months ended June 30, 2014, the Company granted options for 915,640 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan during the three months ended June 30, 2014 was $4.28, calculated using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.31% - 1.47%
Dividend yield	—
Expected volatility	57.0%
Expected life of the options (years)	4.5
Forfeitures	8.40%

Time Vested Restricted Stock Units
During the three months ended June 30, 2014, the Company granted 40,950 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain directors of the Company. The RSUs vest three years from the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant ceases to serve as director for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as a director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the three months ended June 30, 2014 was $9.17.
The following table summarizes RSU vesting activity for the three months ended June 30, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	143,503	$12.72
Granted	40,950	9.17
Vested	(50,500)	14.20
Forfeited	(1,400)	10.86
Nonvested at June 30, 2014	132,553	$11.08

(8) Share Repurchase Program
On May 14, 2014, the Company’s Board of Directors authorized a new share repurchase program, which became effective on May 20, 2014 (the “May 2014 Program”), allowing the Company to repurchase up to $40 million of its common stock. The May 2014 Program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 20, 2015. The previous share repurchase program expired on May 19, 2014.
The following table shows the number and cost of shares repurchased during the three months ended June 30, 2014 and 2013, respectively ($ in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
May 2014 Program
Number of shares repurchased	102,705	—
Cost of shares repurchased	$976	$—
May 2013 Program
Number of shares repurchased	—	698,369
Cost of shares repurchased	$—	$10,311
As of June 30, 2014, the Company had $39.0 million remaining under the May 2014 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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
Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2014, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 20, 2014.
Overview
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 229 stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2015 fiscal year is the 12 month period ending on March 31, 2015.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, and a large selection of TVs, as well as computers, consumer electronics, furniture, mattresses, and tablets. Appliance and consumer electronics sales comprised 88% and 86% of our net sales mix for the three months ended June 30, 2014 and 2013, respectively.
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
In recent quarters we have experienced a decline in our overall comparable store sales, primarily driven by declines in the consumer electronics and computers and tablets categories as a result of industry pressures and market share losses. The market share losses have primarily come in products that are smaller in size and easier to ship, which have increasingly seen larger portions of industry sales made online. In response to these declines, we have developed four major initiatives for fiscal 2015. These include continuing to redefine our sales mix, further differentiating our customer experience, enhancing our e-commerce capabilities and launching new customer facing technologies. We also developed a “purpose” statement, “To inspire and delight our customers with a truly differentiated purchase experience to help bring their homes to life.” We believe that our fiscal 2015 initiatives support this “purpose”, and that the success of these strategies will result in consumers recognizing hhgregg as a “home products” retailer.
Our first initiative for fiscal 2015 is redefining our sales mix through a continued investment and focus on the appliance and furniture categories while stabilizing the consumer electronics category. While negative this quarter, our comparable store sales in the appliance category have consistently performed above the total chain average, and this category has proven to be the cornerstone of our business. To continue to drive growth, we are enhancing our displays of complete kitchen solutions, p roviding a differentiated product assortment based on geography and demographics, more than doubling our current number of five Fine Lines locations, and enhancing our special order capabilities. In addition, we will continue to place a greater emphasis on the appliances category in our branding and advertisement messages. The U.S. Census Bureau’s data on New Residential Construction shows that 2014 U.S. Housing Start-up’s experienced a 9% increase for the twelve month period ended May 31, 2014 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, annualized personal consumption expenditures for home appliances decreased 0.9% from $45.5 billion in 2013 to $45.1 billion through the first quarter of 2014. Despite the minor decline noted, we expect that the appliance industry will experience increases in demand as the U.S. housing market and general economy continues to improve. While the new residential construction data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates. During our previous fiscal year we rolled out an expanded offering of furniture products. In the current year we are in the process of transitioning our furniture assortment by increasing the number of brands that we sell, resulting in a greater assortment of furniture merchandise at a variety of price-points, which we believe better match our customers’ taste. While we do not expect to dedicate any incremental floor space to this new selection of furniture at this time, we will continue to optimize our floor space that is already dedicated to furniture. The consumer electronics category will continue to be an important category for us during this fiscal year and beyond. During fiscal 2015, we will seek to stabilize consumer electronics sales through further investing in large screen sizes, OLED technology and having an expansive selection of ultra HD/4K products. Despite the new technology and innovations in this category, we expect to continue to see negative comparable store sales within consumer electronics, driven by continued pressure in the video category. During the first quarter we exited the contract-based mobile phone business, and now refer to this category as computers and tablets. Historically, the mobile business negatively impacted our overall operating profitability, and the decision to exit this business better aligns with our long-term strategic initiatives.
During fiscal 2015 we plan to continue to develop and enhance our credit offerings. Over the past 12 months, our non-recourse private label credit card penetration has increased 342 basis points to 37%. We continue to encourage the use of the card, through unique benefits such as in store payment options, reward offers and extended financing options. Over the past two years we have grown our credit offerings, beginning with the roll out of a “lease to own” option in fiscal 2013, and the roll out of a secondary finance offering in fiscal 2014, both through third party providers and non-recourse to our business. We are continuing to tailor our credit offerings to best meet the ongoing needs of our customers. We believe that continuing to enhance our credit offerings will generate greater brand loyalty, higher average sales per transaction, and increased premium service plan sales.
Our second initiative for fiscal 2015 is continuing to enhance and differentiate our customer experience. hhgregg provides customers an educated sales force to assist them in making informed decisions about their purchases. We are continuing to refine our selling techniques to embrace technology, and utilize omni-channel strategies to better connect with our customer base in store. Our goal will be to better serve and engage our customers by providing a truly differentiated shopping and purchase experience. Additionally, our goal will be to eliminate the types of issues that most often frustrate customers who are buying large products for their homes. We plan to establish consumers' trust in this experience through a very transparent online price comparison tool that is available inside of the store. We believe that the key to unlocking our brand potential is through a truly differentiated purchase experience.
Our third initiative for fiscal 2015 is enhancing our e-commerce capabilities to provide our customers a truly omni-channel shopping experience. This will allow them to move seamlessly across the various mediums including store, web, mobile, social and call center. During fiscal 2015, we plan to invest in infrastructure upgrades, additional web-application capabilities, enhancing our mobile application and adding greater selection to our product assortment. During fiscal 2014, we implemented an "expanded aisle" concept which tripled our product assortment online by offering many products that are not available in stores. During fiscal 2015 we plan to grow our current partner base by seeking opportunities with other vendors, and adding an in-store kiosk where our associates can assist our customers in purchasing these products. Additional enhancements include improving our nationwide delivery model, adding additional payment options for efficient checkout, and making personalization updates such as profile improvements, recommendations and communication. We are pleased with the continued growth in e-commerce as we have seen nearly 64% sales growth during the first quarter of the fiscal year. We know that many consumers start their research online and we want to continue to make hhgregg.com an advantage for our brand.
Our fourth initiative for fiscal 2015 is to launch new customer facing technologies. We are currently implementing our new point of sale system, and expect to be completed by the end of the fiscal second quarter of 2015. The new system will provide operational improvements, customer service improvements and a streamlined checkout process. The new point of sale system that we plan to implement will not only have new digital capabilities, but expedite the check-out process. Additionally, we implemented a new delivery tracking system during the first quarter of fiscal 2015. The goal of the system is to not only provide more efficient delivery routes, but more importantly, to provide an integrated tool that allows for communication before, during and after the delivery process. We understand that having a delivery come to a customer’s house may require a customer to leave work or disrupt their schedule. With that in mind, we will be deploying a solution that allows constant communication between the delivery team and the customer. This will help ensure that we provide the customer with a seamless, on-schedule, best in class home delivery experience.
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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. For the first fiscal quarter ended June 30, 2014, we generated 57% of total product sales from the sale of home appliances, compared to 52% in the fiscal quarter ended June 30, 2013.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. For the first fiscal quarter ended June 30, 2014, we generated 38% of total product sales from the sale of consumer electronics and computers and tablets, compared to 43% in the fiscal quarter ended June 30, 2013.
During fiscal 2014 we expanded our offerings within the home products category by adding room settings, additional mattresses and dinette sets. We will continue to refine our assortment of furniture by expanding our selection from one brand to several brands, and we plan to expand our offerings in the home products category during fiscal 2015.
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
Critical Accounting Policies
We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2014 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2014.

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended
	June 30,
(unaudited)	2014	2013
Net sales	$472,293	$524,922
Net sales % (decrease) increase	(10.0)%	7.2%
Comparable store sales % (decrease) increase (1)	(10.2)%	0.8%
Gross profit as a % of net sales	29.7%	29.5%
SG&A as a % of net sales	24.7%	22.7%
Net advertising expense as a % of net sales	5.8%	4.9%
Depreciation and amortization expense as a % of net sales	2.2%	2.1%
Loss from operations as a % of net sales	(3.0)%	(0.3)%
Net interest expense as a % of net sales	0.1%	0.1%
Net loss	$(10,269)	$(1,260)
Net loss per diluted share	$(0.36)	$(0.04)
Weighted average shares outstanding—diluted	28,444,948	31,263,226
Number of stores open at the end of period	229	228

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $10.3 million for the three months ended June 30, 2014, or $0.36 per diluted share, compared with net loss of $1.3 million, or $0.04 per diluted share, for the comparable prior year period. Net sales for the three months ended June 30, 2014 decreased 10.0% to $472.3 million from $524.9 million in the comparable prior year period. The increase in net loss and decrease in net sales for the three months ended June 30, 2014 were largely due to a comparable store sales decrease of 10.2%.
Net sales mix and comparable store sales percentage changes by product category for three months ended June 30, 2014 and 2013 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Appliances	57%	52%	(2.0)%	7.5%
Consumer electronics (1)	31%	34%	(18.7)%	(15.0)%
Computers and tablets	7%	9%	(29.5)%	13.2%
Home products (2)	5%	5%	(0.5)%	84.5%
Total	100%	100%	(10.2)%	0.8%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture, mattresses and fitness equipment.
The decrease in comparable store sales within the appliance category for the three months ended June 30, 2014 was driven by a decrease in units sold and a slight decrease in average selling price. The decrease in comparable stores sales for the consumer electronics category for the three months ended June 30, 2014 was due primarily to a double digit decline in units sold within the video category offset slightly by an increase in average selling price, which was driven by an increase in sales of larger screen and more premium featured televisions. The decrease in comparable store sales for the computers and tablets category for the three months ended June 30, 2014 was driven by the exit from the contract-based mobile phone business, a decrease in demand for computers and tablets, and a decrease in the average selling prices for computers, partially offset by a higher average selling price for tablets. The decrease in comparable store sales within the home products category was driven by a decrease in the demand for ready to assemble television stands and a decrease in sales of mattresses, offset partially by a double digit increase in sales of sofas, recliners and dinette sets.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Gross profit margin, expressed as gross profit as a percentage of net sales, increased for the three months ended June 30, 2014 to 29.7% from 29.5% for the comparable prior year period. The increase was due to a favorable product sales mix shift to product categories with higher gross profit margin rates, partially offset by decreases in gross profit margin rates in all categories except the consumer electronics category.
SG&A expense, as a percentage of net sales, increased 205 basis points for the three months ended June 30, 2014 compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of a 66 basis point increase in occupancy costs due to the deleveraging effect of the net sales decline, a 65 basis point increase in wage and benefit expense due to increased medical expense coupled with the deleveraging effect of the net sales decline and a 23 basis point increase in home delivery expense primarily due to a higher sales mix of deliverable product.
Net advertising expense, as a percentage of net sales, increased 83 basis points during the three months ended June 30, 2014 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline and an increase in advertising spend for the new branding campaign.
Depreciation expense, as a percentage of net sales, increased 12 basis points for the three months ended June 30, 2014 compared to the prior year period. The increase as a percentage of net sales was due to the deleveraging effect of the net sales decline.
Our effective income tax rate for the three months ended June 30, 2014 decreased to 29.5% from 39.3% in the comparable prior year period. The decrease in our effective income tax rate is primarily the result of a non-cash charge to income tax expense related to stock options that expired during the current quarter.  Due to the pretax loss for the quarter, this charge to income tax expense reduced our overall income tax benefit recorded for the quarter and as a result, decreased our effective income tax rate.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(40,731)	$(17,181)
Net cash used in investing activities	(4,615)	(5,360)
Net cash provided by (used in) financing activities	329	(2,931)
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
During fiscal 2015, we plan to open two new stores, relocate several stores, downsize one store, add several Fine Lines to existing stores, and move one regional distribution center. In addition, we plan to continue to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2015 will be funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.

Cash Used in Operating Activities. Net cash used in operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash used in operating activities was $40.7 million and $17.2 million for the three months ended June 30, 2014 and 2013, respectively. The increase in cash used in operating activities is primarily a result of an increase in net cash used by working capital and an increase in net loss, offset by an increase in cash provided by other operating activities. Net cash used by working capital was $51.6 million for the three months ended June 30, 2014, an increase of $23.2 million from the comparable prior year period. Adjustments for other operating activities positively impacted operating cash flows by $21.2 million for the three months ended June 30, 2014, an increase of $8.7 million from the comparable prior year period, primarily due to an increase of $9.9 million in our deferred income tax provision, offset by a decrease of $0.6 million in cash received from landlords for tenant allowances due to opening fewer stores in the current period compared to the prior period and various decreases in other operating activities.
Cash Used In Investing Activities. Net cash used in investing activities was $4.6 million and $5.4 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in cash used in investing activities is due to the timing of purchases of property and equipment associated with various projects in the current year compared to the prior year and management's intent to reduce spending. In the three months ended June 30, 2014, we opened one new store, began construction for three stores relocating in the second fiscal quarter of 2015, began construction for one distribution center relocating in the second fiscal quarter of 2015, and began construction on the addition of Fine Lines to three existing stores; however, a portion of the spend on these projects was incurred during fiscal 2014. In the three months ended June 30, 2013, we relocated one store, and began construction for three stores relocating in the second fiscal quarter of 2014.
Cash Provided by (Used In) Financing Activities. Net cash provided by (used in) financing activities was $0.3 million and ($2.9) million for the three months ended June 30, 2014 and 2013, respectively. The increase in cash provided by financing activities is primarily due to a decrease in funds used in bank overdrafts of $8.4 million and a decrease in funds used for treasury stock repurchases of $9.3 million, offset by a decrease in net borrowings on an inventory financing facility of $12.3 million and a decrease in funds provided by the exercise of stock options of $2.2 million.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at June 30, 2014.
As of June 30, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of June 30, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $212.4 million as of June 30, 2014. The interest rate based on the bank’s prime rate as of June 30, 2014 was 3.75%.
As of March 31, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2013. The total borrowing availability under the Amended Facility was $169.5 million as of March 31, 2014. The interest rate based on the bank’s prime rate as of March 31, 2014 was 3.75%.
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
Contractual Obligations
We entered into lease commitments totaling approximately $2.9 million over their respective lease terms during the three months ended June 30, 2014. There have been no other significant changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2014 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our fiscal 2014 initiatives; the impact of enhanced in store cooking and built-in displays on appliance sales; the impact of competition on prices; refinements to our product mix and to customer services and service offerings, including in our appliance category and on our website and mobile site; expectations around the U.S. housing market and general economy; efforts to increase the use of our private label credit card and supplemental credit programs; the impact of our enhanced credit offerings and non-recourse nature of such offerings; how we entice discretionary purchases; shifts in product mix of consumer electronics and home products including, furniture, fitness equipment, and computers and tablets; investments in our delivery and installation capabilities; the success of our general initiatives and initiatives in our consumer electronics category and strategies to offset declines in that category; variations and enhancements of our product offerings; updates and refinements to our omni-channel experience, including our e-commerce site and timing and the impact of our new point of sale system; the impact of our initiatives to drive sales; our long term and near term store development and expansion strategies; steps to slow store growth and enhance store productivity in existing markets; the impact of our customer purchase experience; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; factors impacting the decrease in consumer electronics sales, gross margin rate declines, and average selling price declines for the industry, including, the steps taken by retailers in the current period to further compress prices of televisions, insufficient innovations in consumer electronics to maintain demand, and the obsolescence of certain devices which have been replaced by smart phones; the seasonality of our business; our income tax rate; plans to refinance our indebtedness or seek additional financing and ability to secure additional debt financing; plans regarding new store openings and investment in our infrastructure; the impact of litigation; and our expected capital expenditures and expected sources of funding found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. We have based these forward-looking statements on its current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, these forward looking statements are projections only and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014 and the Risk Factors set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 20, 2014. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of June 30, 2014, our debt was comprised of our Amended Facility. Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of June 30, 2014, we had no outstanding borrowings under our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except for the new risk factor below, there have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2014. The risks disclosed in our Annual Report on Form 10-K, and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Our financial results may be adversely affected by a valuation allowance on our deferred tax assets.
The Company has a significant amount of deferred tax assets. Our ability to recognize these deferred tax assets is dependent upon our ability to determine whether it is more likely than not that we will be able to realize, or actually use, these deferred tax assets. That determination depends primarily on our ability to generate future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require possible material adjustments to the deferred tax assets. A valuation allowance against our deferred tax assets would result in an increase in our effective tax rate and have an adverse impact on future operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to repurchases of our common stock for the three months ended June 30, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 to April 30, 2014	—	$—	—	$40,000
May 1, 2014 to May 31, 2014	—	—	—	40,000
June 1, 2014 to June 30, 2014	102,705	9.50	102,705	39,024
Total	102,705	$9.50	102,705	$39,024

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our May 2014 Program, which authorized the repurchase of up to $40 million of our common stock. The May 2014 Program was authorized by our Board of Directors on May 14, 2014, expires on May 20, 2015 and replaced our previous share repurchase program that expired on May 19, 2014.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended June 30, 2014, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Andrew S. Giesler Interim Chief Financial Officer (Principal Financial Officer)
Dated: July 31, 2014