Form 10-Q
period 2014-09-30
hhgregg, Inc.
filed 2014-10-30
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of October 27, 2014 was 28,394,164.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended September 30, 2014

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except share and per share data)
Net sales	$505,862	$568,315	$978,154	$1,093,237
Cost of goods sold	358,817	400,365	690,770	770,522
Gross profit	147,045	167,950	287,384	322,715
Selling, general and administrative expenses	119,112	120,389	235,701	239,698
Net advertising expense	33,049	30,539	60,273	56,435
Depreciation and amortization expense	10,823	10,406	21,298	21,444
(Loss) income from operations	(15,939)	6,616	(29,888)	5,138
Other expense (income):
Interest expense	678	557	1,307	1,161
Interest income	(2)	(2)	(7)	(7)
Total other expense	676	555	1,300	1,154
(Loss) income before income taxes	(16,615)	6,061	(31,188)	3,984
Income tax (benefit) expense	(6,231)	2,382	(10,535)	1,565
Net (loss) income	$(10,384)	$3,679	$(20,653)	$2,419
Net (loss) income per share
Basic	$(0.37)	$0.12	$(0.73)	$0.08
Diluted	$(0.37)	$0.12	$(0.73)	$0.08
Weighted average shares outstanding-basic	28,394,164	30,682,051	28,419,417	30,971,050
Weighted average shares outstanding-diluted	28,394,164	31,240,325	28,419,417	31,427,112
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	March 31, 2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$40,557	$48,164
Accounts receivable—trade, less allowances of $106 and $132 as of September 30, 2014 and March 31, 2014, respectively	15,450	15,121
Accounts receivable—other	17,922	16,467
Merchandise inventories, net	335,699	298,542
Prepaid expenses and other current assets	6,745	6,694
Income tax receivable	9,724	1,380
Deferred income taxes	—	6,220
Total current assets	426,097	392,588
Net property and equipment	183,326	193,882
Deferred financing costs, net	2,065	2,334
Deferred income taxes	45,463	35,182
Other assets	2,431	1,977
Total long-term assets	233,285	233,375
Total assets	$659,382	$625,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$185,026	$140,806
Customer deposits	48,806	41,518
Accrued liabilities	51,375	50,898
Deferred income tax liabilities	4,531	—
Income tax payable	—	122
Total current liabilities	289,738	233,344
Long-term liabilities:
Deferred rent	70,330	73,493
Other long-term liabilities	11,389	11,992
Total long-term liabilities	81,719	85,485
Total liabilities	371,457	318,829
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,158,041 and 41,121,390 shares issued; and 28,394,164 and 28,460,218 outstanding as of September 30, 2014 and March 31, 2014, respectively	4	4
Additional paid-in capital	299,619	297,199
Retained earnings	134,225	154,878
Common stock held in treasury at cost, 12,763,877 and 12,661,172 shares as of September 30, 2014 and March 31, 2014, respectively	(145,923)	(144,947)
Total stockholders’ equity	287,925	307,134
Total liabilities and stockholders’ equity	$659,382	$625,963
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(20,653)	$2,419
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,298	21,444
Amortization of deferred financing costs	269	334
Stock-based compensation	2,547	2,726
Excess tax benefit from stock based compensation	—	(27)
Loss (gain) on sales of property and equipment	166	(364)
Deferred income taxes	470	137
Tenant allowances received from landlords	306	1,390
Changes in operating assets and liabilities:
Accounts receivable—trade	(329)	9,689
Accounts receivable—other	(1,262)	219
Merchandise inventories	(37,157)	(8,953)
Income tax receivable	(8,344)	70
Prepaid expenses and other assets	(121)	(504)
Accounts payable	30,350	(358)
Customer deposits	7,288	5,510
Income tax payable	(122)	(2,026)
Accrued liabilities	350	2,604
Deferred rent	(3,662)	(3,383)
Other long-term liabilities	(469)	(237)
Net cash (used in) provided by operating activities	(9,075)	30,690
Cash flows from investing activities:
Purchases of property and equipment	(11,059)	(14,253)
Proceeds from sales of property and equipment	43	221
Purchases of corporate-owned life insurance	(384)	—
Net cash used in investing activities	(11,400)	(14,032)
Cash flows from financing activities:
Purchases of treasury stock	(976)	(24,214)
Proceeds from exercise of stock options	—	5,123
Excess tax benefit from stock-based compensation	—	27
Net decrease in bank overdrafts	—	(11,506)
Net borrowings on inventory financing facility	13,844	4,441
Payment of financing costs	—	(946)
Net cash provided by (used in) financing activities	12,868	(27,075)
Net decrease in cash and cash equivalents	(7,607)	(10,417)
Cash and cash equivalents
Beginning of period	48,164	48,592
End of period	$40,557	$38,175
Supplemental disclosure of cash flow information:
Interest paid	$552	$838
Income taxes (received) paid	$(2,510)	$3,383
Capital expenditures included in accounts payable	$1,094	$2,321
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended September 30, 2014
(Dollars in thousands, Unaudited)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2014	28,460,218	$—	$4	$297,199	$154,878	$(144,947)	$307,134
Net loss					(20,653)		(20,653)
Exercise of stock options and vesting of RSUs	36,651	—	—	(127)	—	—	(127)
Stock compensation expense	—	—	—	2,547	—	—	2,547
Repurchase of common stock	(102,705)	—	—	—	—	(976)	(976)
Balance at September 30, 2014	28,394,164	$—	$4	$299,619	$134,225	$(145,923)	$287,925
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 228 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. The Company operates in one reportable segment.
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
 New Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective prospectively for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this standard to have a material impact on the its financial position, results of operations or cash flows.
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

(3)	Property and Equipment
Property and equipment consisted of the following at September 30, 2014 and March 31, 2014 (in thousands):

	September 30, 2014	March 31, 2014
Machinery and equipment	$29,421	$28,478
Store fixtures and furniture	184,239	180,799
Vehicles	2,075	2,207
Signs	19,513	19,545
Leasehold improvements	180,487	178,888
Construction in progress	10,540	8,167
	426,275	418,084
Less accumulated depreciation and amortization	(242,949)	(224,202)
Net property and equipment	$183,326	$193,882

(4)	Net (Loss) Income per Share
Net (loss) income per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. For the three and six months ended September 30, 2014, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the period and such shares would be antidilutive.
The following table presents net (loss) income per basic and diluted share for the three and six months ended September 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income (A)	$(10,384)	$3,679	$(20,653)	$2,419
Weighted average outstanding shares of common stock (B)	28,394,164	30,682,051	28,419,417	30,971,050
Dilutive effect of employee stock options and restricted stock units	—	558,274	—	456,062
Common stock and potential dilutive common shares (C)	28,394,164	31,240,325	28,419,417	31,427,112
Net (loss) income per share:
Basic (A/B)	$(0.37)	$0.12	$(0.73)	$0.08
Diluted (A/C)	$(0.37)	$0.12	$(0.73)	$0.08
Antidilutive shares not included in the net (loss) income per diluted share calculation for the three months ended September 30, 2014 and 2013 were 3,911,735 and 950,240, respectively. Antidilutive shares not included in the net (loss) income per diluted share calculation for the six months ended September 30, 2014 and 2013 were 3,731,369 and 1,119,460, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at September 30, 2014 and March 31, 2014 (in thousands):

	September 30, 2014	March 31, 2014
Appliances	$136,019	$134,053
Consumer electronics	147,850	108,193
Computers and tablets	28,782	36,039
Home products	23,048	20,257
Net merchandise inventory	$335,699	$298,542

(6)	Debt
A summary of debt at September 30, 2014 and March 31, 2014 is as follows (in thousands):

	September 30, 2014	March 31, 2014
Line of credit	$—	$—
On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”). The capacity for borrowings under the Company’s Amended Facility is $400 million, subject to borrowing base availability. The facility expires on July 29, 2018.
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowings or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.375%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2014.
As of September 30, 2014 and March 31, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility, and $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $186.0 million and $169.5 million as of September 30, 2014 and March 31, 2014, respectively. The interest rate based on the bank’s prime rate as of September 30, 2014 and March 31, 2014 was 3.75%.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increases the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the six months ended September 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2014	3,232,208	$13.61
Granted	1,023,640	8.83
Exercised	—	—
Canceled	(60,798)	13.22
Expired	(275,934)	13.09
Outstanding at September 30, 2014	3,919,116	$12.40
During the six months ended September 30, 2014, the Company granted options for 1,023,640 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan during the six months ended September 30, 2014 was $4.16, calculated using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.31% - 1.60%
Dividend yield	—
Expected volatility	57.0%
Expected life of the options (years)	4.5
Forfeitures	8.40%

Time Vested Restricted Stock Units
During the six months ended September 30, 2014, the Company granted 40,950 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain directors of the Company. The RSUs vest three years from the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as a director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the six months ended September 30, 2014 was $9.17.
The following table summarizes RSU vesting activity for the six months ended September 30, 2014:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	143,503	$12.72
Granted	40,950	9.17
Vested	(50,500)	14.20
Forfeited	(1,400)	10.86
Nonvested at September 30, 2014	132,553	$11.08

(8) Share Repurchase Program
On May 14, 2014, the Company’s Board of Directors authorized a new share repurchase program, which became effective on May 20, 2014 (the “May 2014 Program”), allowing the Company to repurchase up to $40 million of its common stock. The May 2014 Program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 20, 2015. The Company's previous share repurchase program expired on May 21, 2014.
The following table shows the number and cost of shares repurchased during the six months ended September 30, 2014 and 2013, respectively ($ in thousands):

	Six Months Ended
	September 30, 2014	September 30, 2013
May 2014 Program
Number of shares repurchased	102,705	—
Cost of shares repurchased	$976	$—
May 2013 Program
Number of shares repurchased	—	1,494,175
Cost of shares repurchased	$—	$24,214
As of September 30, 2014, the Company had $39.0 million remaining under the May 2014 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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
Overview
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 228 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2015 fiscal year is the 12 month period ending on March 31, 2015.
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
This overview section is divided into four sub-sections discussing our operating strategy and performance, business strategy and core philosophies and seasonality.
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, and a large selection of TVs, as well as, computers, consumer electronics, furniture, mattresses, and tablets. Appliance and consumer electronics sales comprised 87% and 88% of our net sales mix for the three and six months ended September 30, 2014, respectively, and 86% of our net sales mix for each of the three and six months ended September 30, 2013.
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
Our first initiative for fiscal 2015 is redefining our sales mix through a continued investment and focus on the appliance, and furniture categories while stabilizing the consumer electronics category. In August 2014 we attained the highest overall ranking amongst appliance retailers in the J.D. Power Appliance Retailer Customer Satisfaction StudySM, and in October 2014 we attained the highest overall ranking amongst appliance retailers in the J.D. Power Appliance Retailer Website Study SM. While negative this quarter, our comparable store sales in the appliance category have consistently performed above the total chain average, and this category has proven to be the cornerstone of our business. The appliance industry continues to be more promotional as more retailers continue to attempt to capture market share. The changes in the market place are driving us to slightly modify our go to market strategies in future periods to gain market share. We will continue to test and learn with new strategies and offerings to gain market share in our markets. Late in the quarter we began offering free instant delivery on appliance purchases over $497. Historically, we offered free delivery, but through a mail in rebate. Based on offerings in the marketplace, we believe that it is necessary to offer the free instant delivery. While this will negatively impact our gross margins, we believe it is table stakes in the market to compete effectively. In addition, to continue to drive growth, we are enhancing our displays of complete kitchen solutions, providing a differentiated product assortment based on geography and demographics, more than doubling our current number of five Fine Lines locations, and enhancing our special order capabilities. Also, we will continue to place a greater emphasis on the appliances category in our branding and advertisement messages. The U.S. Census Bureau’s data on New Residential Construction shows that 2014 U.S. Housing Start-Up’s experienced a 9% increase for the twelve month period ended August 31, 2014 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption expenditures for home appliances increased 0.7% from $45.5 billion in 2013 to $45.8 billion in 2014. We expect that the appliance industry will experience increases in demand as the U.S. housing market and general economy continues to improve. While the new residential construction data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates.
During our previous fiscal year we rolled out an expanded offering of furniture products. In the current year we are in the process of transitioning our furniture assortment by increasing the number of brands that we sell, resulting in a greater assortment of furniture merchandise at a variety of price-points, which we believe better match our customers’ taste. While we do not expect to dedicate any incremental floor space to this new selection of furniture at this time, we will continue to optimize our floor space that is already dedicated to furniture. Also, as it relates to the home products category, we will no longer carry fitness products in our stores. The consumer electronics category will continue to be an important category for us during this fiscal year and beyond. During fiscal 2015, we will seek to stabilize consumer electronics sales through further investing in large screen sizes and OLED technology and an expansive selection of ultra HD/4K products. Despite the new technology and innovations in this category, we expect to continue to see negative comparable store sales within consumer electronics, driven by continued pressure in the video category.
During fiscal 2015 we plan to continue to develop and enhance our credit offerings. Over the past 12 months we have continued to improve the penetration rate of our non-recourse credit offerings, including our private label credit card, secondary and “lease to own” finance offerings, by approximately 540 basis points to nearly 40%. We continue to encourage the use of the card, through unique benefits such as in store payment options, reward offers and extended financing options. Over the past two years we have grown our credit offerings, beginning with the roll out of a “lease to own” option in fiscal 2013, and the roll out of a secondary finance offering in fiscal 2014, both through third party providers and non-recourse to our business. We are continuing to modify our credit offerings to best meet the ongoing needs of our customers. We believe that continuing to enhance our credit offerings will generate greater brand loyalty, higher average sales per transaction, and increased premium service plan sales.
Our second initiative for fiscal 2015 is continuing to enhance and differentiate our customer experience. hhgregg provides customers an educated sales force to assist them in making informed decisions about their purchase. We are continuing to refine our selling techniques to embrace technology, and utilize omni-channel strategies to better connect with our customer base in store. Our goal is to better serve and engage our customers by providing a truly differentiated shopping and purchase experience. Additionally, our goal will be to eliminate the types of issues that most often frustrate customers who are buying large products for their homes. We plan to establish consumers’ trust in this experience through a very transparent online price comparison tool that is available inside of the store. We believe that the key to unlocking our brand potential is through a differentiated purchase experience.
Our third initiative for fiscal 2015 is enhancing our e-commerce capabilities to provide our customers a truly omni-channel shopping experience. This will allow them to move seamlessly across the various mediums including store, web, mobile, social and call center. During fiscal 2015, we are investing in infrastructure upgrades, additional web-application capabilities, enhancing our mobile application and adding a greater selection to our product assortment. During fiscal 2014, we implemented an “expanded aisle” concept which tripled our product assortment online by offering many products that are not available in stores. During fiscal 2015 we plan to grow our current partner base by seeking opportunities with other vendors, and adding an in-store kiosk where our associates can assist our customers in purchasing these products. Additional enhancements include improving our nationwide delivery model, adding additional payment options for efficient checkout, and making personalization updates such as profile improvements, recommendations and communication. We are pleased with the continued growth in e-commerce as we have seen nearly 62% sales growth during the fiscal year. We know that many consumers start their research online and we want to continue to make hhgregg.com an advantage for our brand.
Our fourth initiative for fiscal 2015 is to launch new customer facing technologies. During the fiscal second quarter of 2015 we completed the roll out of our new point of sale system. The new system provides operational improvements, customer service improvements and a streamlined checkout process. The new point of sale system not only has new digital capabilities, but expedites the check-out process. Additionally, we implemented a new delivery tracking system during the first quarter of fiscal 2015. The goal of the system is to not only provide more efficient delivery routes, but more importantly, to provide an integrated tool that allows for communication before, during and after the delivery process. We understand that having a delivery come to a customer’s house may require a customer to leave work or disrupt their schedule. With that in mind, we will be deploying a solution that allows constant communication between the delivery team and the customer. This will help ensure that we provide the customer with a seamless, on-schedule, best in class home delivery experience.
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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. For the three and six months ended September 30, 2014, we generated 53% and 55%, respectively, of total product sales from the sale of home appliances.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. For the three and six months ended September 30, 2014, we generated 34% and 33%, respectively of total product sales from the sale of consumer electronics and computers and tablets, compared to 36% and 35%, respectively, in the three and six months ended September 30, 2013.
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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(unaudited)	2014	2013	2014	2013
Net sales	$505,862	$568,315	$978,154	$1,093,237
Net sales % (decrease) increase	(11.0)%	(3.3)%	(10.5)%	1.5%
Comparable store sales % decrease (1)	(11.4)%	(6.2)%	(10.9)%	(3.0)%
Gross profit as a % of net sales	29.1%	29.6%	29.4%	29.5%
SG&A as a % of net sales	23.5%	21.2%	24.1%	21.9%
Net advertising expense as a % of net sales	6.5%	5.4%	6.2%	5.2%
Depreciation and amortization expense as a % of net sales	2.1%	1.8%	2.2%	2.0%
(Loss) income from operations as a % of net sales	(3.2)%	1.2%	(3.1)%	0.5%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Net (loss) income	$(10,384)	$3,679	$(20,653)	$2,419
Net (loss) income per diluted share	$(0.37)	$0.12	$(0.73)	$0.08
Weighted average shares outstanding—diluted	28,394,164	31,240,325	28,419,417	31,427,112
Number of stores open at the end of period	228	228

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $10.4 million for the three months ended September 30, 2014, or $0.37 per diluted share, compared with net income of $3.7 million, or $0.12 per diluted share, for the comparable prior year period. For the six month period ended September 30, 2014, net loss was $20.7 million, or $0.73 per diluted share, compared with net income of $2.4 million, or $0.08 per diluted share for the comparable prior year period. The decrease in net income for the three months ended September 30, 2014 was largely due to a comparable store sales decrease of 11.4%. The decrease in net income for the six month period was largely the result of a decrease in comparable store sales of 10.9%.
Net sales for the three months ended September 30, 2014 decreased 11.0% to $505.9 million from $568.3 million in the comparable prior year period. The decrease in net sales for the three month period was primarily the result of a comparable store sales decrease of 11.4%. Net sales for the six months ended September 30, 2014 decreased 10.5% to $978.2 million from $1,093.2 million in the comparable prior year period. The decrease in net sales for the six month period was primarily the result of a comparable store sales decrease of 10.9%. The Company experienced a 59% and 62% increase in comparable sales on its e-commerce site for the three and six months ended September 30, 2014, respectively.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2014 and 2013 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Appliances	53%	50%	55%	51%	(5.8)%	2.6%	(3.9)%	5.0%
Consumer electronics (1)	34%	36%	33%	35%	(16.0)%	(20.4)%	(17.2)%	(18.0)%
Computers and tablets	7%	9%	7%	9%	(33.7)%	(7.2)%	(31.6)%	1.8%
Home products (2)	6%	5%	5%	5%	5.0%	69.1%	2.5%	75.8%
Total	100%	100%	100%	100%	(11.4)%	(6.2)%	(10.9)%	(3.0)%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three months ended September 30, 2014 was driven primarily by a decrease in comparable store sales in the appliances, consumer electronics and computers and tablets categories, partially offset by an increase in the home products category. The decrease in comparable store sales within the appliance category for the three month period was driven by a decrease in units sold. The decrease in comparable stores sales for the consumer electronics category for the three month period was due primarily to a double digit decline in units sold within the video category offset slightly by an increase in average selling price, which was driven by an increase in sales of larger screen and more premium featured televisions. The decrease in comparable store sales for the computers and tablets category for the three month period was driven by a decrease in demand for computers and tablets as well as a decrease in the average selling prices for computers and tablets and the exit from the contract-based mobile phone business. The increase in comparable store sales within the home products category was driven by an increase in sales of mattresses, sofas and dinette sets.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the three months ended September 30, 2014 to 29.1% from 29.6% for the comparable prior year period. The decrease was due to lower gross profit margin rates in all categories except the consumer electronics category, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates. During the quarter, we began offering free delivery on certain appliances at the time of sale. Historically this was provided via a mail-in-rebate. While this change had a negative impact on gross profit as a percentage of net sales for the three months ended September 30, 2014, we believe this is in line with the competitive market place.
SG&A expense, as a percentage of net sales, increased 236 basis points for the three months ended September 30, 2014 compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of a 65 basis point increase in wage and benefit expense, a 55 basis point increase in occupancy costs and increases in other SG&A accounts, largely due to the deleveraging effect of the net sales decline.
Net advertising expense, as a percentage of net sales, increased 116 basis points during the three months ended September 30, 2014 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline and less vendor support due to programs being based on a percentage of sales.
Depreciation expense, as a percentage of net sales, increased 31 basis points for the three months ended September 30, 2014 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline, coupled with capital expenditures placed in service.
The effective income tax rate for the three months ended September 30, 2014 decreased to 37.5% from 39.3% in the comparable prior year period. The decrease in the effective income tax rate is primarily the result of a non-cash charge to income tax expense related to stock options that expired during the current quarter.  Due to the pretax loss for the quarter, this charge to income tax expense reduced our overall income tax benefit recorded for the quarter and as a result, decreased our effective income tax rate.
Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the six months ended September 30, 2014 to 29.4% from 29.5% for the comparable prior year period. The decrease was due to a decrease in gross profit margin rates in all categories except the consumer electronics category, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates. During the second quarter, we began offering free delivery on certain appliances at the time of sale. Historically this was provided via a mail-in-rebate. While this change had a negative impact on gross profit as a percentage of net sales for the six months ended September 30, 2014, we believe this is in line with the competitive market place.
SG&A expense, as a percentage of net sales, increased 222 basis points for the six months ended September 30, 2014 compared to the prior year period. The increase in SG&A as a percentage of net sales was largely a result of a 60 basis point increase in occupancy costs due to the deleveraging effect of the net sales decline, a 65 basis point increase in wage and benefit expense due to increased medical expense coupled with the deleveraging effect of the net sales decline and increases in other SG&A accounts due to the deleveraging effect of the net sales decline.
Net advertising expense, as a percentage of net sales, increased 100 basis points during the six months ended September 30, 2014 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline and less vendor support due to programs being based on a percentage of sales.
Depreciation expense, as a percentage of net sales, increased 22 basis points for the six months ended September 30, 2014 compared to the prior year period. The increase as a percentage of net sales was due to the deleveraging effect of the net sales decline.
Our effective income tax rate for the six months ended September 30, 2014 decreased to 33.8% from 39.3% in the comparable prior year period. The decrease in the effective income tax rate is primarily the result of a non-cash charge to income tax expense related to stock options that expired during the six months ended September 30, 2014.  Due to the pretax loss, this charge to income tax expense reduced our overall income tax benefit recorded and as a result, decreased our effective income tax rate.

Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2014	September 30, 2013
Net cash (used in) provided by operating activities	$(9,075)	$30,690
Net cash used in investing activities	(11,400)	(14,032)
Net cash provided by (used in) financing activities	12,868	(27,075)
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
During fiscal 2015, we plan to open one new store, relocate several stores, downsize one store, add several Fine Lines to existing stores, and move one regional distribution center. In addition, we plan to continue to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2015 will be funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.

Cash (Used in) Provided by Operating Activities. Net cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash (used in) provided by operating activities was $(9.1) million and $30.7 million for the six months ended September 30, 2014 and 2013, respectively. The increase in cash used in operating activities is primarily due to the net loss experienced in the current year compared to the net income experienced in the previous comparable period. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Cash Used In Investing Activities. Net cash used in investing activities was $11.4 million and $14.0 million for the six months ended September 30, 2014 and 2013, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores and management’s intent to reduce spending. In the six months ended September 30, 2014, we opened one new store, relocated two stores, relocated a distribution center and began construction for the Fine Lines additions described earlier in this section. In the six months ended September 30, 2013, we relocated three stores and began construction for one store relocation and one new store.
Cash Provided by (Used In) Financing Activities. Net cash provided by (used in) financing activities was $12.9 million and $(27.1) million for the six months ended September 30, 2014 and 2013, respectively. The decrease in cash used in financing activities is primarily due to a decrease in funds used for treasury stock repurchases of $23.2 million, a decrease in funds provided by bank overdrafts of $11.5 million, and an increase in net borrowings on an inventory financing facility of $9.4 million, partially offset by a decrease in funds provided by the exercise of stock options of $5.1 million.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2014.
As of September 30, 2014 and March 31, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility and $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $186.0 million and $169.5 million as of September 30, 2014 and March 31, 2014, respectively. The interest rate based on the bank’s prime rate as of September 30, 2014 and March 31, 2014 was 3.75%.

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
Contractual Obligations
We entered into lease commitments totaling approximately $6.8 million over their respective lease terms during the six months ended September 30, 2014. There have been no other material changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2014 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014 and our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014 for additional information regarding our contractual obligations.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; customer preferences; the impact of our fiscal 2015 initiatives; the impact of enhanced in store kitchen and built-in displays on appliance sales; the impact of competition on prices; refinements to our product mix and to customer services and service offerings, including in our appliance category and on our website and mobile site; expectations around the U.S. housing market and general economy; efforts to increase the use of our private label credit card and supplemental credit programs; the impact of our enhanced credit offerings and non-recourse nature of such offerings; how we entice discretionary purchases; shifts in product mix of consumer electronics and home products including, furniture, fitness equipment, and computers and tablets; investments in our delivery and installation capabilities; the success of our general initiatives and initiatives in our consumer electronics category and strategies to offset declines in that category; variations and enhancements of our product offerings; updates and refinements to our omni-channel experience, including our e-commerce site and timing and the impact of our new point of sale system; the impact of our initiatives to drive sales; our long term and near term store development and expansion strategies; steps to slow store growth and enhance store productivity in existing markets; the impact of our customer purchase experience; predictions around customer spending patterns; factors impacting our gross profit rate; impact of consumer demand and pricing pressures on certain products; outlook for sales of major appliances, including price changes; factors impacting the decrease in consumer electronics sales, gross margin rate declines, and average selling price declines for the industry, including, the steps taken by retailers in the current period to further compress prices of televisions, insufficient innovations in consumer electronics to maintain demand, and the obsolescence of certain devices which have been replaced by smart phones; the seasonality of our business; our income tax rate; plans to refinance our indebtedness or seek additional financing and ability to secure additional debt financing; plans regarding new store openings and investment in our infrastructure; the impact of litigation; and our expected capital expenditures and expected sources of funding found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014 and the Risk Factors set forth in our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014, and our Annual Report on Form 10-K filed with the SEC on May 20, 2014. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of September 30, 2014, our debt was comprised of our Amended Facility. Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of September 30, 2014, we had no outstanding borrowings on our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2014, except for the risk factor described on Form 10-Q filed with the SEC on July 31, 2014. The risks disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended September 30, 2014, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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

HHGREGG, INC.

By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck Chief Financial Officer (Principal Financial Officer)
Dated: October 30, 2014