Form 10-Q
period 2014-12-31
hhgregg, Inc.
filed 2015-01-29
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of January 26, 2015 was 27,664,318.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended December 31, 2014

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
Net sales	$665,616	$707,053	$1,643,771	$1,800,290
Cost of goods sold	486,114	517,773	1,176,885	1,288,295
Gross profit	179,502	189,280	466,886	511,995
Selling, general and administrative expenses	132,563	132,360	368,264	372,059
Net advertising expense	38,915	36,964	99,188	93,399
Depreciation and amortization expense	10,062	10,785	31,360	32,229
Asset impairment charges	42,987	310	42,987	310
(Loss) income from operations	(45,025)	8,861	(74,913)	13,998
Other expense (income):
Interest expense	615	695	1,922	1,856
Interest income	(47)	(2)	(54)	(9)
Total other expense	568	693	1,868	1,847
(Loss) income before income taxes	(45,593)	8,168	(76,781)	12,151
Income tax expense	41,272	3,120	30,737	4,685
Net (loss) income	$(86,865)	$5,048	$(107,518)	$7,466
Net (loss) income per share
Basic	$(3.10)	$0.17	$(3.80)	$0.24
Diluted	$(3.10)	$0.17	$(3.80)	$0.24
Weighted average shares outstanding-basic	28,008,808	29,915,307	28,282,050	30,617,856
Weighted average shares outstanding-diluted	28,008,808	30,387,251	28,282,050	31,117,896
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2014	March 31, 2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,143	$48,164
Accounts receivable—trade, less allowances of $557 and $132 as of December 31, 2014 and March 31, 2014, respectively	21,739	15,121
Accounts receivable—other	23,564	16,467
Merchandise inventories, net	381,692	298,542
Prepaid expenses and other current assets	14,918	6,694
Income tax receivable	5,900	1,380
Deferred income taxes	—	6,220
Total current assets	474,956	392,588
Net property and equipment	135,825	193,882
Deferred financing costs, net	1,930	2,334
Deferred income taxes	8,684	35,182
Other assets	2,646	1,977
Total long-term assets	149,085	233,375
Total assets	$624,041	$625,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$224,080	$140,806
Line of credit	—	—
Customer deposits	51,553	41,518
Accrued liabilities	61,686	50,898
Deferred income taxes	8,684	—
Income tax payable	—	122
Total current liabilities	346,003	233,344
Long-term liabilities:
Deferred rent	68,637	73,493
Other long-term liabilities	11,818	11,992
Total long-term liabilities	80,455	85,485
Total liabilities	426,458	318,829
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,158,041 and 41,121,390 shares issued; and 27,661,359 and 28,460,218 outstanding as of December 31, 2014 and March 31, 2014, respectively	4	4
Additional paid-in capital	300,447	297,199
Retained earnings	47,360	154,878
Common stock held in treasury at cost, 13,496,682 and 12,661,172 shares as of December 31, 2014 and March 31, 2014, respectively	(150,228)	(144,947)
Total stockholders’ equity	197,583	307,134
Total liabilities and stockholders’ equity	$624,041	$625,963
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(107,518)	$7,466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,360	32,229
Amortization of deferred financing costs	404	469
Stock-based compensation	3,375	4,151
Excess tax benefit from stock based compensation	—	(21)
Loss (gain) on sales of property and equipment	188	(437)
Deferred income taxes	41,402	(1,332)
Asset impairment charges	42,987	310
Tenant allowances received from landlords	833	2,101
Changes in operating assets and liabilities:
Accounts receivable—trade	(6,618)	681
Accounts receivable—other	(7,431)	(4,072)
Merchandise inventories	(83,150)	(68,610)
Income tax receivable	(4,520)	701
Prepaid expenses and other assets	(8,360)	(8,379)
Accounts payable	83,342	20,151
Customer deposits	10,035	8,614
Income tax payable	(122)	1,903
Accrued liabilities	10,661	21,902
Deferred rent	(5,355)	(5,229)
Other long-term liabilities	31	(28)
Net cash provided by operating activities	1,544	12,570
Cash flows from investing activities:
Purchases of property and equipment	(16,803)	(19,888)
Proceeds from sales of property and equipment	44	221
Purchases of corporate-owned life insurance	(533)	—
Net cash used in investing activities	(17,292)	(19,667)
Cash flows from financing activities:
Purchases of treasury stock	(5,281)	(39,851)
Proceeds from exercise of stock options	—	5,814
Excess tax benefit from stock-based compensation	—	21
Net decrease in bank overdrafts	—	(8,764)
Net borrowings on line of credit	—	15,000
Net borrowings (repayments) on inventory financing facility	8	(10,107)
Payment of financing costs	—	(946)
Net cash used in financing activities	(5,273)	(38,833)
Net decrease in cash and cash equivalents	(21,021)	(45,930)
Cash and cash equivalents
Beginning of period	48,164	48,592
End of period	$27,143	$2,662
Supplemental disclosure of cash flow information:
Interest paid	$502	$1,359
Income taxes (received) paid	$(5,993)	$3,412
Capital expenditures included in accounts payable	$992	$406
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended December 31, 2014
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2014	28,460,218	$—	$4	$297,199	$154,878	$(144,947)	$307,134
Net loss					(107,518)		(107,518)
Exercise of stock options and vesting of RSUs	36,651	—	—	(127)	—	—	(127)
Stock compensation expense	—	—	—	3,375	—	—	3,375
Excess tax benefit from stock-based compensation, net	—	—	—	—	—	—	—
Repurchase of common stock	(835,510)	—	—	—	—	(5,281)	(5,281)
Balance at December 31, 2014	27,661,359	$—	$4	$300,447	$47,360	$(150,228)	$197,583
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (“hhgregg” or the “Company”) is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 228 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. The Company operates in one reportable segment.
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
Non-recurring Fair Value Measurements
The Company has property and equipment that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Property and equipment fair values are derived using a discounted cash flow model to estimate the present value of net cash flows that the asset group was expected to generate. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as an appropriate discount rate.
The need for an impairment analysis to be performed was triggered by declining sales and overall profitability in recent periods. The Company has performed a detailed store impairment analysis as of December 31, 2014. For the third quarter 2014 impairment analysis, property and equipment at 48 locations with a net book value of $44.1 million were reduced to estimated aggregate fair value of $1.1 million based on their projected cash flows, discounted at 15%.  This resulted in an asset impairment charge of $43.0 million for the three months ended December 31, 2014. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.
For the quarter ended December 31, 2013, the Company entered into a lease modification to downsize a store. In conjunction with the downsize, the Company determined that certain of the assets in use would be abandoned at the time construction to downsize begins, and as a result determined this to be a triggering event for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to the fair value of $0.4 million and resulted in an asset impairment charge of $0.3 million for the three months ended December 31, 2013.

(3)	Property and Equipment
Property and equipment consisted of the following at December 31, 2014 and March 31, 2014 (in thousands):

	December 31, 2014	March 31, 2014
Machinery and equipment	$27,358	$28,478
Store fixtures and furniture	169,344	180,799
Vehicles	2,072	2,207
Signs	15,569	19,545
Leasehold improvements	136,650	178,888
Construction in progress	3,194	8,167
	354,187	418,084
Less accumulated depreciation and amortization	(218,362)	(224,202)
Net property and equipment	$135,825	$193,882

(4)	Net (Loss) Income per Share
Net (loss) income per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. For the three and nine months ended December 31, 2014, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the period and such shares would be antidilutive.
The following table presents net (loss) income per basic and diluted share for the three and nine months ended December 31, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net (loss) income (A)	$(86,865)	$5,048	$(107,518)	$7,466
Weighted average outstanding shares of common stock (B)	28,008,808	29,915,307	28,282,050	30,617,856
Dilutive effect of employee stock options and restricted stock units	—	471,944	—	500,040
Common stock and potential dilutive common shares (C)	28,008,808	30,387,251	28,282,050	31,117,896
Net (loss) income per share:
Basic (A/B)	$(3.10)	$0.17	$(3.80)	$0.24
Diluted (A/C)	$(3.10)	$0.17	$(3.80)	$0.24
Antidilutive shares not included in the net (loss) income per diluted share calculation for the three and nine months ended December 31, 2014 were 3,847,140 and 3,767,923, respectively. Antidilutive shares not included in the net income per diluted share calculation for the three and nine months ended December 31, 2013 were 937,640.

(5)	Inventories
Net merchandise inventories consisted of the following at December 31, 2014 and March 31, 2014 (in thousands):

	December 31, 2014	March 31, 2014
Appliances	$156,512	$134,053
Consumer electronics	171,206	108,193
Computers and tablets	33,380	36,039
Home products	20,594	20,257
Net merchandise inventory	$381,692	$298,542

(6)	Debt
A summary of debt at December 31, 2014 and March 31, 2014 is as follows (in thousands):

	December 31, 2014	March 31, 2014
Line of credit	$—	$—
On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”). The capacity for borrowings under the Company's Amended Facility is $400 million, subject to borrowing base availability. The facility expires on July 29, 2018.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2014.

As of December 31, 2014 and March 31, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of December 31, 2014, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $230.4 million and $169.5 million as of December 31, 2014 and March 31, 2014, respectively. The interest rate based on the bank’s prime rate was 4.00% and 3.75% as of December 31, 2014 and March 31, 2014, respectively.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increases the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the nine months ended December 31, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2014	3,232,208	$13.61
Granted	1,031,640	8.81
Exercised	—	—
Canceled	(271,122)	11.68
Expired	(313,969)	13.10
Outstanding at December 31, 2014	3,678,757	$12.44
During the nine months ended December 31, 2014, the Company granted options for 1,031,640 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $4.15 during the nine months ended December 31, 2014, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.31% - 1.60%
Dividend yield	—
Expected volatility	57.0%
Expected life of the options (years)	4.5
Forfeitures	8.40%

Time Vested Restricted Stock Units
During the nine months ended December 31, 2014, the Company granted 40,950 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain directors of the Company. The RSUs vest three years from the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as a director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the nine months ended December 31, 2014 was $9.17.

The following table summarizes RSU vesting activity for the nine months ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	143,503	$12.72
Granted	40,950	9.17
Vested	(56,100)	14.16
Forfeited	—	—
Nonvested at December 31, 2014	128,353	$11.07
(8) Share Repurchase Program
On May 14, 2014, the Company’s Board of Directors authorized a new share repurchase program, which became effective on May 20, 2014 (the “May 2014 Program”), allowing the Company to repurchase up to $40 million of its common stock. The May 2014 Program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 20, 2015. The previous share repurchase program expired on May 21, 2014.
The following table shows the number and cost of shares repurchased during the nine months ended December 31, 2014 and 2013, respectively ($ in thousands):

	Nine Months Ended
	December 31, 2014	December 31, 2013
May 2014 Program
Number of shares repurchased	835,510	—
Cost of shares repurchased	$5,281	$—
May 2013 Program
Number of shares repurchased	—	2,457,068
Cost of shares repurchased	$—	$39,851
As of December 31, 2014, the Company had $34.7 million remaining under the May 2014 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, and a large selection of TVs, as well as, computers, consumer electronics, furniture, mattresses, and tablets. Appliance and consumer electronics sales comprised 87% and 84% of our net sales mix for the three months ended December 31, 2014 and 2013, respectively, and 87% and 85% of our net sales mix for the nine months ended December 31, 2014 and 2013, respectively.
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
We have experienced a decline in our overall comparable store sales, primarily driven by declines in the consumer electronics and computers and tablets categories as a result of industry pressures and market share losses. The market share losses are primarily driven by products that are smaller in size and easier to ship, which have increasingly seen larger portions of industry sales made online. In response to these declines, we have developed four major initiatives for fiscal 2015. These include continuing to redefine our sales mix, further differentiating our customer experience, enhancing our e-commerce capabilities and launching new customer facing technologies.
Our first initiative for fiscal 2015 is redefining our sales mix through a continued investment and focus on the appliance, and furniture categories while stabilizing the consumer electronics category. In August 2014 we attained the highest overall ranking amongst appliance retailers in the J.D. Power Appliance Retailer Customer Satisfaction StudySM, and in October 2014 we attained the highest overall ranking amongst appliance retailers in the J.D. Power Appliance Retailer Website Study SM. While slightly negative this quarter, our comparable store sales in the appliance category have consistently performed above the total chain average, and this category has proven to be the cornerstone of our business. The appliance industry continues to be more promotional as more retailers focus on capturing market share. The changes in the market place are driving us to slightly modify our go to market strategies in future periods to gain market share, specifically investing in an improved multi-channel experience and assortment. We will continue to test and develop new strategies and offerings to maximize our market share in our markets. We are enhancing our displays of complete kitchen solutions, providing a differentiated product assortment based on geography and demographics, more than doubling our current number of Fine Lines locations, and enhancing our special order capabilities. Also, we will continue to place a greater emphasis on the appliances category in our branding and advertisement messages. The U.S. Census Bureau’s data on New Residential Construction shows that 2014 U.S. Housing Start-Up’s experienced a 8% increase for the twelve month period ended November 30, 2014 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption expenditures for home appliances increased 0.9% from $45.7 billion in 2013 to $46.1 billion in 2014. We expect that the appliance industry will experience increases in demand as the U.S. housing market and general economy continues to improve. While the new residential construction data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates.
The consumer electronics category will continue to be an important category for us during this fiscal year and beyond. During fiscal 2015, we will continue to seek to stabilize consumer electronics sales and stem market share loss through further investing in large screen sizes and OLED technology and an expansive selection of ultra HD/4K products. Despite the new technology and innovations in this category, we expect to continue to see negative comparable store sales within consumer electronics, driven by continued pressure by competition and overall unit demand declines in the video category.
During our previous fiscal year we rolled out an expanded offering of furniture products. In the current year we are in the process of optimizing our furniture assortment by increasing the number of brands that we sell, resulting in a greater assortment of furniture merchandise at a variety of price-points, which we believe better match our customers’ preferences. Also, as it relates to the home products category, we are no longer carrying fitness products in our stores and have dedicated this floor space to our expanded selection of furniture.
During fiscal 2015 we have continued to develop and enhance our credit offerings. Over the past 12 months we have continued to improve the penetration rate of our non-recourse credit offerings, including our private label credit card, secondary and “lease to own” finance offerings, by approximately 450 basis points to nearly 40%. We continue to encourage the use of the private label card, through unique benefits such as in store payment options, reward offers and extended financing options. Over the past two years we have grown our credit offerings, beginning with the roll out of a “lease to own” option in fiscal 2013, and the roll out of a secondary finance offering in fiscal 2014, both through third party providers and non-recourse to our business. We are continuing to modify our credit offerings to best meet the ongoing needs of our customers. We believe that continuing to enhance our credit offerings will generate greater brand loyalty, higher average sales per transaction, and increased premium service plan sales.
Our second initiative for fiscal 2015 is continuing to enhance and differentiate our customer experience. hhgregg provides customers an educated sales force to assist them in making informed decisions about their purchase. We have continued to refine our selling techniques to embrace technology, and utilize omni-channel strategies to better connect with our customer base in store. Our goal is to better serve and engage our customers by providing a truly differentiated shopping and purchase experience. Additionally, our goal is to eliminate the types of issues that most often frustrate customers who are buying large products for their homes. We want to establish consumers’ trust in this experience through a very transparent online price comparison tool that is available inside of the store. We believe that the key to unlocking our brand potential is through a differentiated purchase experience.
Our third initiative for fiscal 2015 is enhancing our e-commerce capabilities to provide our customers a truly omni-channel shopping experience. This allows our customers to move seamlessly across the various mediums including store, web, mobile, social and call center. During fiscal 2015, we invested in infrastructure upgrades, additional web-application capabilities, enhancing our mobile application and adding a greater selection to our product assortment. During fiscal 2014, we implemented an “expanded aisle” concept which tripled our product assortment online by offering many products that are not available in our stores. During fiscal 2015 and beyond we plan to grow our current partner base by seeking opportunities with other vendors, and adding an in-store kiosk where our associates can assist our customers in purchasing these products. Additional enhancements include improving our nationwide delivery model, adding additional payment options for efficient checkout, and making personalization updates such as profile improvements, recommendations and communication. We are pleased with the continued growth in e-commerce as we have seen nearly 60% sales growth during the fiscal year to date. We know that many consumers start their research online and we want to continue to make hhgregg.com an advantage for our brand.

Our fourth initiative for fiscal 2015 is to launch new customer facing technologies. During the fiscal second quarter of 2015 we completed the roll out of our new point of sale system. The new system provides operational improvements, customer service improvements and a streamlined checkout process. The new point of sale system not only has new digital capabilities, but expedites the check-out process. Additionally, we implemented a new delivery tracking system during the first quarter of fiscal 2015. The goal of the system is to not only provide more efficient delivery routes, but more importantly, to provide an integrated tool that allows for communication before, during and after the delivery process. We understand that having a delivery come to a customer’s house may require a customer to leave work or disrupt their schedule. With that in mind, we deployed a solution that allows constant communication between the delivery team and the customer. This will help ensure that we provide the customer with a seamless, on-schedule, best in class home delivery experience.
Business Strategy and Core Philosophies. Our business strategy is focused around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they experience a customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly-trained consultative sales force, who educate the customers about the different product features.
Our products are rich in features and innovation. We believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We focus our product assortment on big box items requiring in-home delivery and installation in order to utilize service offerings. We follow up on the customer purchase experience by offering delivery capabilities and in-home installation service.
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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. For the three and nine months ended December 31, 2014, we generated 43% and 50%, respectively, of total product sales from the sale of appliances, compared to 41% and 47%, respectively, in the three and nine months ended December 31, 2013.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand. For the three and nine months ended December 31, 2014, we generated 44% and 37%, respectively of total product sales from the sale of consumer electronics, compared to 43% and 38%, respectively, in the three and nine months ended December 31, 2013.
During fiscal 2014 we expanded our offerings within the home products category by adding room settings, additional mattresses and dinette sets. We continued to refine our assortment of furniture by expanding our selection from one brand to several brands, and make modifications.
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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(unaudited)	2014	2013	2014	2013
Net sales	$665,616	$707,053	$1,643,771	$1,800,290
Net sales % decrease	(5.9)%	(11.6)%	(8.7)%	(4.1)%
Comparable store sales % decrease (1)	(6.3)%	(11.2)%	(9.1)%	(6.4)%
Gross profit as a % of net sales	27.0%	26.8%	28.4%	28.4%
SG&A as a % of net sales	19.9%	18.7%	22.4%	20.7%
Net advertising expense as a % of net sales	5.8%	5.2%	6.0%	5.2%
Depreciation and amortization expense as a % of net sales	1.5%	1.5%	1.9%	1.8%
Asset impairment charges as a % of net sales	6.5%	—%	2.6%	—%
(Loss) income from operations as a % of net sales	(6.8)%	1.3%	(4.6)%	0.8%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Income tax expense as a % of net sales	6.2%	0.4%	1.9%	0.3%
Net (loss) income	$(86,865)	$5,048	$(107,518)	$7,466
Net (loss) income per diluted share	$(3.10)	$0.17	$(3.80)	$0.24
Weighted average shares outstanding—diluted	28,008,808	30,387,251	28,282,050	31,117,896
Number of stores open at the end of period	228	228

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $86.9 million for the three months ended December 31, 2014, or $3.10 per diluted share, compared with net income of $5.0 million, or $0.17 per diluted share, for the comparable prior year period. For the nine months ended December 31, 2014, net loss was $107.5 million, or $3.80 per diluted share, compared with net income of $7.5 million, or $0.24 per diluted share for the comparable prior year period. The decrease in net income for the three months ended December 31, 2014 was largely due to a comparable store sales decrease of 6.3%, an asset impairment charge of $43.0 million pre-tax for property, plant and equipment and $56.9 million related to establishing a valuation allowance for deferred tax assets, which was comprised of $40.9 million of tax expense for previously recognized deferred tax assets and $16.0 million of tax benefits not recognized related to losses incurred during the current quarter. The decrease in net income for the nine months ended December 31, 2014 was largely due to a comparable store sales decrease of 9.1%, an asset impairment charge of $43.0 million pre-tax for property, plant and equipment and the impact of establishing a valuation allowance for deferred tax assets.
Net sales for the three months ended December 31, 2014 decreased 5.9% to $665.6 million from $707.1 million in the comparable prior year period. The decrease in net sales for the three month period was the result of a comparable store sales decrease of 6.3%. Net sales for the nine months ended December 31, 2014 decreased 8.7% to $1.64 billion from $1.80 billion in the comparable prior year period. The decrease in net sales for the nine month period was the result of a comparable store sales decrease of 9.1%. We experienced a 60% increase in comparable sales on our e-commerce site for the three and nine months ended December 31, 2014.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2014 and 2013 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Appliances	43%	41%	50%	47%	(0.1)%	1.5%	(2.6)%	3.8%
Consumer electronics (1)	44%	43%	37%	38%	(3.9)%	(19.7)%	(11.3)%	(18.8)%
Computers and tablets	8%	12%	8%	10%	(35.0)%	24.5%	(33.2)%	(12.4)%
Home products (2)	5%	4%	5%	5%	(9.2)%	36.1%	(2.0)%	57.7%
Total	100%	100%	100%	100%	(6.3)%	(11.2)%	(9.1)%	(6.4)%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three months ended December 31, 2014 was driven primarily by decreases in consumer electronics, computers and tablets and home products. The decrease in comparable store sales for the three months ended December 31, 2014 was 6.3%. Excluding mobile phones and fitness equipment, due to the exit from these product lines, the decrease in comparable store sales for the three months ended December 31, 2014 was 5.1%. The comparable store sales of the appliance category remained relatively flat with no significant change in average selling price or demand. The consumer electronics category comparable store sales decline was primarily due to a double digit decline in units sold within the video category offset slightly by an increase in average selling price, which was driven by an increase in sales of larger screen and more premium featured televisions. The decrease of 35% in comparable store sales for the computers and tablets category for the three month period was driven by a decrease in demand for computers and tablets as well as a decrease in the average selling prices for computers and tablets and the exit from the contract-based mobile phone business. Excluding mobile phones, the decrease in comparable sales for the three months ended December 31, 2014 for the computers and tablets category was 29.6%. The decrease of 9.2% in comparable store sales for the home products category was largely a result of the exit from fitness equipment and a double digit unit demand decline within the TV stands, recliner and sofa product lines, offset slightly by increased average selling prices among nearly all product lines within this category and increased unit demand within mattresses. Excluding fitness equipment, the decrease in comparable store sales for the three months ended December 31, 2014 for the home products category was 2.7%.
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Gross profit margin, expressed as gross profit as a percentage of net sales, increased for the three months ended December 31, 2014 to 27.0% from 26.8% for the comparable prior year period. The increase was due to a favorable sales mix shift to product categories with higher gross profit margin rates and an increase in gross profit margin for the video category due to an increase in sales of larger screen and more premium featured televisions.
SG&A expense, as a percentage of net sales, increased 120 basis points for the three months ended December 31, 2014 compared to the prior year period. The increase in SG&A as a percentage of net sales was a result of a 26 basis points increase in product services from a higher percentage of home delivery, a 23 basis points increase in occupancy costs due to the deleveraging effect of the net sales decline, a 13 basis points increase in consulting expenses to assist in rationalizing our marketing spend, optimizing our logistics network and accelerating our transformation efforts, and increases in other SG&A expenses primarily due to the deleveraging effect of the net sales decline. During the quarter, we incurred $1.2 million in fees associated with consulting expenses to assist in the transformation efforts.
Net advertising expense, as a percentage of net sales, increased 62 basis points during the three months ended December 31, 2014 compared to the prior year period. The increase from the prior year was due to increased gross advertising spend, coupled with the deleveraging effect of the net sales decline.
Depreciation expense, as a percentage of net sales, remained relatively flat for the three months ended December 31, 2014 compared to the prior year period.
We recorded $43.0 million in asset impairment charges for the three months ended December 31, 2014. Declining sales and overall profitability in recent periods triggered the need for an impairment analysis to be performed, resulting in the charge. We recorded $0.3 million in asset impairment charges for the three months ended December 31, 2013, due to a lease modification to downsize a store.

As of December 31, 2014, we have recognized income tax expense on a pretax loss resulting from the full valuation allowance that was recorded to reduce the net deferred tax assets of the company to zero. We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. We are required to assess the available positive and negative evidence to estimate if sufficient income will be generated to utilize deferred tax assets. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. A significant piece of negative evidence that we consider is cumulative losses in recent periods. Such evidence is a significant piece of objective negative evidence that is difficult to overcome. While management believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence. The significant negative evidence of our losses generated before income taxes in recent periods and the unfavorable shift in our business could not be overcome by considering other sources of taxable income, which included tax planning strategies. The full valuation allowance will remain until there exists significant objective positive evidence, such as sustained achievement of cumulative profits.
Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013
Gross profit margin, expressed as gross profit as a percentage of net sales, remained relatively flat for the nine months ended December 31, 2014 and 2013 at 28.4%. The decrease in gross profit margin rates in all categories except the consumer electronics category, was offset by a favorable sales mix shift to product categories with higher gross profit margin rates.
SG&A expense, as a percentage of net sales, increased 174 basis points for the nine months ended December 31, 2014 compared to the prior year period. The increase in SG&A as a percentage of net sales was a result of a 43 basis points increase in occupancy costs due to the deleveraging effect of the net sales decline, a 43 basis points increase in wage and benefit expense due to increased medical expense coupled with the deleveraging effect of the net sales decline, a 20 basis points increase in product services from a higher percentage of home delivery, a 14 basis points increase in consulting expenses to assist in rationalizing our marketing spend, optimizing our logistics network and accelerating our transformation efforts, and increases in other SG&A expenses primarily due to the deleveraging effect of the net sales decline. During the nine months ended December 31, 2014, we incurred $1.6 million in fees associated with consulting expenses to assist in the transformation efforts.
Net advertising expense, as a percentage of net sales, increased 85 basis points during the nine months ended December 31, 2014 compared to the prior year period. The increase from the prior year was due to increased gross advertising spend coupled with the deleveraging effect of the net sales decline.
Depreciation expense, as a percentage of net sales, increased 12 basis points for the nine months ended December 31, 2014 compared to the prior year period. The increase was due to the deleveraging effect of the net sales decline, coupled with capital expenditures placed in service.
We recorded $43.0 million in asset impairment charges for the nine months ended December 31, 2014. Declining sales and overall profitability in recent periods triggered the need for an impairment analysis to be performed, resulting in the charge. We recorded $0.3 million in asset impairment charges for the three months ended December 31, 2013, due to a lease modification to downsize a store.
As of December 31, 2014, we have recognized income tax expense on a pretax loss resulting from the full valuation allowance that was recorded to reduce the net deferred tax assets of the company to zero.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2014	December 31, 2013
Net cash provided by operating activities	$1,544	$12,570
Net cash used in investing activities	(17,292)	(19,667)
Net cash used in financing activities	(5,273)	(38,833)
Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures. We make capital expenditures principally to fund our existing and new stores along with our e-commerce business and the related supply chain infrastructure, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, enhancements to our e-commerce site, as well as information technology and other infrastructure-related projects.
During the first nine months of fiscal 2015, we opened one new store, relocated several stores, downsized one store, added several Fine Lines to existing stores, and moved one regional distribution center. In addition, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2015 have been funded through cash and cash equivalents, cash generated from operations, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Provided by Operating Activities. Net cash provided by operating activities primarily consists of net (loss) income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, asset impairment, deferred taxes and stock compensation expense. Cash provided by operating activities was $1.5 million and $12.6 million for the nine months ended December 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities is primarily due to the net loss experienced in the current year compared to the net income experienced in the previous comparable period, as adjusted for the increase in income tax expense and asset impairment. The net change in other current operating assets and liabilities was primarily a result of differences in timing of customer sales and vendor payments.
Cash Used In Investing Activities. Net cash used in investing activities was $17.3 million and $19.7 million for the nine months ended December 31, 2014 and 2013, respectively. The decrease in cash used in investing activities is due to less purchases of property and equipment associated with the opening of new stores and management’s intent to reduce spending. In the nine months ended December 31, 2014, we opened one new store, relocated two stores, relocated a distribution center, opened five Fine Lines additions and began construction related to two store relocations which will be completed during the fourth quarter of fiscal 2015. In the nine months ended December 31, 2013, we relocated four stores, and began construction on one new store opening in the first fiscal quarter of 2015.
Cash Used In Financing Activities. Net cash used in financing activities was $5.3 million and $38.8 million for the nine months ended December 31, 2014 and 2013, respectively. The decrease in cash used in financing activities is due to a decrease in funds used for treasury stock repurchases of $34.6 million, a decrease in net repayments on an inventory financing facility of $10.1 million, and a decrease in funds used by bank overdrafts of $8.8 million, offset by a decrease in borrowings under the Amended Facility described below of $15.0 million and a decrease in funds provided by the exercise of stock options of $5.8 million.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2014.
As of December 31, 2014 and March 31, 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of December 31, 2014, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding, which expire through December 31, 2014. The total borrowing availability under the Amended Facility was $230.4 million and $169.5 million as of December 31, 2014 and March 31, 2014, respectively. The interest rate based on the bank’s prime rate was 4.00% and 3.75% as of December 31, 2014 and March 31, 2014, respectively.
Inventory Financing Facility. We have an inventory financing facility, which is a $20 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default.
Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, is expected to provide sufficient funds to finance our operations for the next 12 months. There have been no changes to the terms of our purchase agreements with inventory suppliers. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions.
Contractual Obligations
There have been no significant changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2014 in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014 and our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014 for additional information regarding our contractual obligations.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, the Company's estimates of cash flows for purposes of impairment charges, the Company's ability to manage costs, innovation in the video industry, the impact and amount of non-cash charges, and shifts in the Company's sales mix. hhgregg has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While hhgregg believes these expectations, assumptions, estimates and projections are reasonable, these forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond its control. These and other important factors may cause hhgregg's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from hhgregg's expectations are: the ability to successfully execute its strategies and initiatives, particularly in the sales mix shift and consumer electronics category; its ability to maintain a positive brand perception and recognition; the failure of manufacturers to introduce new products and technologies; competition in existing, adjacent and new metropolitan markets; its ability to maintain the security of customer, associate and Company information; its ability to roll out new financing offers to customers; its ability to effectively manage and monitor its operations, costs and service quality; its ability to maintain and upgrade its information technology systems; its ability to maintain and develop multi-channel sales and marketing strategies; competition from internet retailers; its ability to meet delivery schedules; the effect of general and regional economic and employment conditions on its net sales; its ability to attract and retain qualified sales personnel; its ability to meet financial performance guidance; its ability to generate sufficient cash flows to recover the fair value of long-lived assets and recognize deferred tax assets; its reliance on a small number of suppliers; its ability to negotiate with its suppliers to provide product on a timely basis at competitive prices; changes in legal and/or trade regulations, currency fluctuations and prevailing interest rates; and the potential for litigation. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, these forward looking statements are projections only and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 20, 2014 and the Risk Factors set forth in the Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014 and our Annual Report on Form 10-K filed with the SEC on May 20, 2014. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of December 31, 2014, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of December 31, 2014, we had no outstanding borrowings on our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth the information with respect to repurchases of our common stock for the three months ended December 31, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 to October 31, 2014	—	—	—	$39,024
November 1, 2014 to November 30, 2014	732,805	$5.88	732,805	34,718
December 1, 2014 to December 31, 2014	—	—	—	34,718
Total	732,805	$5.88	732,805	$34,718

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our May 2014 Program, which authorized the repurchase of up to $40 million of our common stock. The May 2014 Program was authorized by our Board of Directors on May 14, 2014 and expires on May 20, 2015.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended December 31, 2014, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Dated: January 29, 2015