Form 10-K
period 2015-03-31
hhgregg, Inc.
filed 2015-05-15
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended September 30, 2014 was approximately $84,129,621 based on the closing stock price of $6.31 per share on that day. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
The number of shares of hhgregg, Inc.’s common stock outstanding as of May 12, 2015 was 27,665,071.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 31, 2015) for the regular meeting of stockholders to be held on August 4, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate; our drivers of customer loyalty, referrals and repeat business; the impact of a motivated full-time sales force; expectations around slowing future store growth; expectations around becoming a national retailer; our approach to building store density; impact of our store development strategy on our results of operations, net sales growth and capital expenditures; how we enhance our brand image and customer experience; awareness around our financing offers; non-recourse nature of financing offerings; increasing our service offerings; changes to our e-commerce experience; improvements to customer delivery capabilities; the richness of our products’ features and innovations; our ability to compete in our market and industry; our ability to cut costs; our ability to generate strong cash flows; customer purchases of higher-margin, feature rich products; the outcome and impact of legal proceedings; payment of dividends; emphasis on appliances in our marketing strategies; expectations around the U.S. housing market and general economy; impact of accounting policies and estimates; expectations around capital expenditures; our revolving credit facility; ability to fund operations; ability to obtain additional debt financing; and our interest rate risk. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors that are in some cases beyond our control. All of the forward-looking statements are subject to risks and uncertainties. Some of the key factors that could cause actual results to differ from our expectations are:

•	our ability to successfully execute our strategies and initiatives, particularly in returning the Company to profitable growth;

•	our ability to maintain a positive brand perception and recognition;

•	the failure of manufacturers to introduce new products and technologies;

•	our ability to attract and retain qualified personnel;

•	competition in existing, adjacent and new metropolitan markets;

•	our ability to maintain the security of customer, associate and Company information;

•	our ability to effectively achieve cost cutting initiatives;

•	our ability to roll out new credit offerings to customers;

•	our ability to maintain and upgrade our information technology systems;

•	our ability to maintain and develop our multi-channel sales and marketing strategies;

•	our ability to meet delivery schedules;

•	the effect of general and regional economic and employment conditions on our net sales;

•	our ability to generate strong cash flows to support our operating activities;

•	our ability to meet financial performance guidance;

•	our ability to generate sufficient cash flows to recover the fair value of long-lived assets;

•	our reliance on a small number of suppliers;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	changes in trade regulation, currency fluctuations and prevailing interest rates; and

•	the potential for litigation.
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
Our Company
Unless the context otherwise requires, the terms “we”, “us”, “our”, “hhgregg” and the “Company” in this Annual Report on Form 10-K refer to hhgregg, Inc. and its subsidiaries. Our fiscal year ends on March 31, refer to Note 1 of the Consolidated Financial Statements.
We are an appliance, consumer electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections operating under the name hhgregg™. Founded in 1955, we are a multi-regional retailer with 228 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience, combined with delivery capabilities on many of our products. Our superior customer purchase experience has enabled us to successfully compete against other leading appliance and consumer electronics retailers over the course of our 60-year history. We operate in one reportable segment and do not have international operations.
We design our stores to be visually appealing to our customers and to highlight our premium selection of appliances, consumer electronics, and furniture. We carry approximately 350 models of major appliances in stock and a large selection of televisions, consumer electronics, computers and tablets, furniture and mattresses. We utilize appliance displays, digital product centers, flat panel television display walls and room settings to showcase our broad selection of products with advanced features and functionality. Our store prototypes typically range from 25,000 to 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, as close as feasible to our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, e-mail, direct mail, social media and web promotions.
Our sales can be categorized in the following manner:

•
Appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, cooking ranges, dishwashers, freezers, washers and dryers sold under a variety of leading brand names. Representative brands include Amana, Bosch, Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool. For fiscal 2015, home appliances represented 51% of net sales.

•
Consumer electronics: We offer a broad selection of the latest consumer electronics products, such as LED televisions, audio systems, cameras and Blu-ray players. Representative brands include Curtis, Epson, Haier, LG, Samsung, Sanyo, Seiki, Sharp, Sony and Toshiba. For fiscal 2015, consumer electronics products represented 37% of net sales.

•
Computers and tablets: We offer a broad selection of computers and tablets. Representative brands include Apple, Asus, Canon, Curtis, Dell, Kindle, Lenovo, Hewlett Packard, Samsung and Toshiba. For fiscal 2015, computers and tablets represented 7% of net sales. We exited the contract-based mobile phone business during the first fiscal quarter of 2015. Historically, this business negatively impacted our overall operating profitability, and the decision to exit the business better aligns with our long-term strategic initiatives.

•
Home products: We offer furniture, mattresses and other home products. Representative brands include Ashley, Bello, Corinthian, Jackson, Homestretch, Serta, South Motion, Steve Silver, Tech Craft and Tempur-Pedic. For fiscal 2015, home products represented 5% of net sales.

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
We believe the following strengths contribute significantly to our success and position us for growth within our markets:
Highly trained sales associates. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. We believe that, when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced appliance and consumer electronics products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. We believe this further enhances our brand image and customer experience. We provide our customers with an effective multi-channel experience which allows them to move seamlessly across our website, mobile app, social media, call center and stores.
Best in class delivery and installation capabilities. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We offer delivery for many of our products and also provide quality in-home installation services. These features significantly enhance our ability to sell large, more complex products. Our network of 14 regional and local distribution centers provides a local supply of inventory that supports our delivery strategy. We conduct a significant number of customer surveys each year to provide us with feedback to continue improving our superior customer purchase experience to ensure customer satisfaction.
Expanded credit offerings. In addition to our private-label credit card, we have expanded our credit offerings to include “lease to own” and secondary financing options for customers who would not ordinarily qualify for the private-label card. We continue to seek alternative financing offerings to meet our customers’ needs.
Multi-channel. We have enhanced our multi-channel capabilities to allow consumers to experience an integrated online and in-store purchase experience. Our multi-channel approach gives customers the ability to make a purchase in store, to buy online and pick up either in store or to buy online and have the product shipped or delivered. We have added features including an expanded assortment of products available online only, a mobile phone application, mobile commerce capabilities, and we have continued to make infrastructure upgrades. We plan to continue to focus investment dollars on our multi-channel capabilities in fiscal 2016.
Balanced mix of premium appliances, consumer electronics and furniture products. We offer an extensive selection of premium appliances, consumer electronics and furniture products. Historically, our appliance and furniture business has provided us with financial stability and consistently strong cash flow while our consumer electronics products are typically more seasonal in nature.
Customer Purchase Experience
Our goal is to serve our customers in a manner that generates loyalty, referrals and repeat business. We focus on making every customer’s purchase experience a positive one and aim to be the primary destination for home appliances, consumer electronics and furniture in our markets. We employ multiple internal systems to ensure customer satisfaction in each of our markets, and we focus on offering a comprehensive suite of services such as delivery and home installation to our customers. We aim to offer the customer a convenient shopping experience by locating our stores in high-traffic areas with a focus on visibility, access and parking availability.
Our philosophy for providing our customers with a superior purchase experience includes:

•	employing a highly motivated, commissioned sales force and training them so they are able to educate our customers on the benefits of feature-rich, higher-margin products;

•	offering a deep product assortment in core categories;

•	providing a warm and bright store ambiance that showcases our products well;

•	providing quick and efficient delivery for many of our products and quality in-home installation services;

•	offering extended-term financing through third-party providers to qualified customers;

•	soliciting customer feedback to allow us to monitor and improve individual store and employee performance; and

•	offering customer support through our central call center seven days per week.
Attractive Finance Offerings. We offer customers financing through a private-label credit card with a third-party financial institution. The third-party financial institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts. Additionally, we offer secondary financing for lower-middle income customers that do not qualify for the private-label credit card and “lease to own” financing, both of which are through third-party providers and non-recourse to our business. Over the past 12 months, we have continued to improve the penetration rate of our non-recourse credit offerings, including our private-label credit card, secondary and “lease to own” finance offerings, by approximately 360 basis points to 41%. We have continued to increase the awareness of our financing offers with customers and expect to continue to develop and enhance our offerings in fiscal 2016.

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
Product Categories. We sell a wide variety of appliances, audio products, computers, consumer electronics, mattresses and tablets. The table below lists selected products and representative brands for our core merchandise categories:

Category	Selected Products	Representative Brands
Appliances	Washers and dryers, refrigerators, cooking ranges, dishwashers, freezers, and air conditioners	Amana, Bosch, Frigidaire, GE, Haier, KitchenAid, LG, Maytag, Samsung and Whirlpool

Consumer electronics	Televisions, Blu-Ray and DVD players, audio and small electronics	Curtis, Epson, Haier, LG, Samsung, Sanyo, Seiki, Sharp, Sony and Toshiba

Computers and tablets	Computers, computer accessories and tablets	Apple, Asus, Canon, Curtis, Dell, Kindle, Lenovo, Hewlett Packard, Samsung and Toshiba

Home products	Bedding and home furniture	Ashley, Bello, Corinthian, Jackson, Homestretch, Serta, South Motion, Steve Silver, Tech Craft and Tempur-Pedic
Vendor Relationships. Our top 10 and 20 suppliers accounted for 83.7% and 92.1%, respectively, of merchandise purchased by us during fiscal 2015. Our key suppliers include Curtis, Frigidaire, GE, Haier, LG, Samsung, Seiki, Sharp, Sony, Toshiba and Whirlpool.
Our purchasing strategy varies by vendor and product line. We do not have long-term contracts with any of our major suppliers. Inventory purchases are managed through the placement of purchase orders with our vendors. Our ability to sell a broad selection of products has made us an important partner to our vendors for showcasing their heavily featured product offerings and introducing new products and technologies to consumers. In an effort to support our strategy, vendors offer us various incentives including volume discounts, trade financing, co-op advertising, purchase discounts and allowances, promotional items and, in some cases, inventory on a consignment basis.
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
Manager-In-Training (“MIT”) Program. We operate a professional development program that provides managers with a variety of tools and training to assist them in leading their associates and meeting their performance objectives. Manager candidates undergo comprehensive training in store operations, sales, management and communication skills so that they can eventually manage their own stores and have the opportunity to become regional managers. Candidates first participate in our MIT program, which develops each manager’s managerial and supervisory skills. After completion of our training programs, manager candidates work as assistant managers. Managers earn an opportunity to operate higher-volume stores as they demonstrate greater proficiency in their management skills.
Our store and regional managers are essential to our success. Our MIT program provides a pipeline of future store and regional managers. This program enables us to staff our management positions in new stores from a pool of experienced managers and backfill the openings created in existing stores with well-developed, internal promotions.

Distribution and Warehousing
Our distribution and warehousing functions are designed to optimize inventory availability and turnover, increase delivery efficiency and minimize product handling. Our distribution and warehousing system at March 31, 2015 consisted of five regional distribution centers, or RDCs, and nine local distribution centers, or LDCs. RDCs receive products directly from manufacturers and stock merchandise for local customer delivery as well as store and LDC replenishment. LDCs receive inventory daily from their respective RDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our RDCs and LDCs operate seven days per week. All of our distribution facilities are leased.
The following table sets forth certain information relating to our RDCs and LDCs as of March 31, 2015:

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
Typically, large appliances, larger-screen televisions, furniture and mattresses are delivered to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as Blu-Ray players, digital cameras, notebook computers, small appliances, tablets and televisions less than 55 inches are adequately stocked in-store to meet customer demand.
Our delivery is outsourced in all of our markets. Our outsourcing partners assign certain contractors to us and those contractors deliver products exclusively for us, generally carry our logo on their vehicles and wear hhgregg uniforms. This allows us to maintain our brand identity and high customer service levels following the purchase of our products. We remain the customer’s primary point of contact throughout the delivery and installation process regardless of whether or not the service is outsourced, thereby ensuring that we maintain control over the quality of the service provided. We also closely monitor our delivery partners to assess our customers’ satisfaction with their services. We are not subject to any long-term agreements with any of our delivery partners. Over the past 12 months, we have invested in greater delivery capabilities so customers can better communicate with the delivery drivers regarding their delivery times.
Advertising and Promotion
We utilize ongoing advertising and weekly promotions to increase our brand awareness and to drive online and in-store traffic. We aggressively promote our products and services through the use of several mediums, which include preprinted newspaper inserts, television, e-mail communications, direct mail, radio, digital advertising, social media and web promotions. We currently outsource creative and media placement to advertising agencies, but handle newspaper and direct mail design and placement internally. During fiscal 2016, we expect to reduce our overall advertising spending and reallocate our mediums by reducing newspaper inserts and increasing digital-based mediums.

E-commerce
Our mobile and desktop website, hhgregg.com, provides a 24/7 shopping experience for our customers and helps reduce the complexity of product decisions for big-ticket home product purchases by providing product information, features and benefits of our products and services, customer ratings and reviews, availability of rebate incentive opportunities, store locations and hours of operation. These tools help consumers make more informed decisions and give them confidence as they undertake the purchasing process. Additionally, these tools drive in-store purchases of our merchandise and services. We have added significant cosmetic and functionality enhancements to the site in both platforms. We offer online shopping with home delivery, as well as an in-store pickup option to increase customer traffic. Purchases can be made using our online financing application process. We are continuing to enhance our expanded assortment, content and mobile technology in an effort to enhance the seamless shopping experience for our customers.
Management Information Systems
We have been systematically updating and upgrading our management information systems in a multi-phase process to improve the efficiency of our store operations and enhance critical corporate and business planning functions. During the past five years, we:

•	implemented new database servers to improve overall system performance;

•	enhanced our enterprise data warehouse to better integrate operating and merchandising information in a relational data base environment;

•	upgraded our demand management and forecasting tool to add more robust analytical capabilities to our inventory management process;

•	implemented a new web platform;

•	implemented a new delivery tracking system to facilitate communication between delivery drivers and our customers regarding the timing of delivery; and

•	completed the roll out of a new point-of-sale system.
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
We compete against national retailers including Best Buy, Costco, Home Depot, Lowe’s, Sam’s Club, Sears, Target and Wal-Mart in the vast majority of our markets. We also compete against regional retailers, such as BrandsMart and Fry’s, in several of our markets.
Our product offerings compete on product selection, price and customer service. We differentiate ourselves through our emphasis on an extensive product offering and customer service and satisfaction while matching our competitors on price. We believe that our highly trained commissioned sales force, broad product and brand offerings and customer support services, including delivery and installation and finance offerings, allow us to compete effectively in our markets for the following reasons:

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

•
We promote our products both in our stores and through advertising. We also highlight our service offerings, such as delivery, in-home installation and private-label and other credit financing promotions. These services are key to our customer base, which appreciates better product information, high-end products, quality delivery and installation and financing offers.

Industry trends
We also believe that we have and may benefit from several key industry trends, including:

•	The introduction of new technologies that encourage consumers to upgrade existing products, such as organic light-emitting diode (“OLED”) and 4k ultra high definition televisions and new tablets.

•	Increasing demand for 4k ultra high definition large screen televisions, which typically sell at a higher price point, and carry higher gross margin rates, and require delivery and installation.

•	The store rationalization of national and regional competitors leading to market share opportunities.
Product category trends
The following statistics support our opportunities for growth in various product categories (note that all references to years below are on a calendar year basis):

•
Appliances. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances was $45.8 billion in 2014, an increase of 0.2% from $45.7 billion in 2013. Major household appliances, such as refrigerators, stovetops, dishwashers and washer and dryers, account for approximately 86.4% of this total at $39.6 billion in 2014. For the fiscal year ended 2015, we generated 51% of net sales from the sale of home appliances.

•
Consumer electronics and computing. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $217.4 billion in 2014, a 3.2% increase from 2013. From this total, televisions accounted for $38.3 billion compared to $37.3 billion in the prior year, and personal computers and equipment accounted for $56.5 billion compared to $53.8 billion in the prior year. For the fiscal year ended 2015, we generated 44% of total product sales from the sale of consumer electronics and computing.

•
Home products. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $97.3 billion in 2014, an increase of 2.9% from $94.5 billion in 2013. For the fiscal year ended 2015, we generated 5% of total product sales from the sale of furniture and mattresses.

Environmental Matters
We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are likely to materially affect, our net earnings or competitive position, or have resulted or are expected to result in material capital expenditures. During fiscal 2015, we had no capital expenditures for environmental control facilities and no such expenditures are anticipated in the foreseeable future.
Seasonality
We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns for our products. For example, in fiscal 2015 and 2014, we generated 31.3% and 30.2%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur additional costs and expenses during the fiscal quarter ended December 31 due to increased staffing levels and higher purchase volumes.
Trade Names and Trademarks
We have registered, acquired the registration of, have pending registrations for, or claim ownership of the following trade names and trademarks for use in our business: Extraordinary Appliances for the Heart of your Home®, hhgregg®, hhgregg (Stylized)®, hhgregg (and Design)®, HHGREGG.COM®, HHGOLD®, Fill Your Home with Happy™, Fine Lines®, hhgregg Fine Lines (and Design)®, hhgregg Your Happy Home Store™, hhgregg Your Happy Home Store (and Design)™, Fine Treats™, Simply Put™, Smart Enough to Make it Simple™, We Make Em’ Simple™.

Employees
As of March 31, 2015, we employed approximately 5,400 employees, of whom approximately 83% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.
Available Information
We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Copies of these reports, proxy statements and other information can be read and copied at:
SEC Public Reference Room
100 F Street N.E.
Washington, D.C. 20549
Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.
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
Our success depends on our ability to effectively identify, develop and execute our strategies. In the upcoming year we intend to execute on key initiatives to reduce expenses and stabilize revenue as described in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.” During fiscal 2016, our initiatives are aimed at returning the Company to profitable growth, and positioning the Company for long-term growth. However, it may take longer than expected to achieve our objectives, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•	customer response to our marketing and merchandise strategies;

•	our ability to properly deploy and utilize capital and other resources to better position our business to drive additional traffic and increase sales in our comparable store base;

•	our ability to maintain and increase net sales in both new and existing product categories;

•	our ability to provide customers with highly trained and consultative sales associates, best-in-class delivery and installation services and compelling financing offers;

•	our ability to respond to competitive pressures in our industry;

•	our ability to effectively manage inventory;

•	the success of our omnichannel strategy;

•	our ability to benefit from capital improvements made to our store environment;

•	our ability to access adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms; and

•	general economic conditions.
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
We believe that a focus on customer service fosters the development of our brand recognition and reputation. If we are unable to maintain our high level of customer service, our brand recognition, reputation, business and results of operations could be adversely affected. Additionally, the increasing usage of web-based social media means that consumer feedback and other information about our Company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. The impact of such feedback could negatively affect our brand perception and recognition, and as a result could result in declines in customer loyalty, lower employee retention and productivity, vendor relationship issues and other factors, all of which could materially and adversely affect our business and results of operations.
We have many competitors, direct and indirect. If we fail to execute our merchandising, marketing and distribution strategies effectively, those competitors could take sales and market share from us.
The retail market for major home appliances, consumer electronics and home furniture is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Costco, Home Depot, Lowe’s, Sam’s Club, Sears, Target and Wal-Mart, internet retailers, regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar major home appliances, consumer electronics and home furniture that we do. There are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.
Price is of primary importance to customers and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices to attract customers.We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower prices. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to discounts, promotions and sales of products and services. They may also have financial resources that enable them to weather economic downturns better than us. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats, including store within a store;

•	improved retail sales methods;

•	enhanced customer service experiences;

•	online product offerings; and

•	expansion into markets where we currently operate.
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
Our performance is highly dependent on attracting and retaining qualified employees, including our senior management team and other key employees. A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates, which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new employees. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our MIT program, our level of customer service may decline, which may decrease our net sales and profitability. Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, the Company’s reputation, employee morale, the current macroeconomic environment, competition from other employers and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations. In addition, a significant amount of turnover of senior management employees with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

If we do not maintain the security of customer, associate, or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
The use and handling of personally identifiable data by us, our employees, our business associates and third parties is regulated at the state, federal and international levels. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the costs of compliance and costs resulting from consumer fraud, could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. While we take significant steps to protect this information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate customer and other confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and customer personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse affect on our reputation and may expose us to material costs, penalties, compensation claims, lost sales, fines and lawsuits. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.
Failure to effectively achieve our cost cutting initiatives could have a material adverse affect on our profitability.
As part of our continuing efforts to improve operating efficiencies and reduce operating costs, we have implemented numerous cost cutting initiatives. We plan to continue to implement additional cost cutting initiatives in fiscal 2016 and beyond. If we are unable to achieve, or have any unexpected delays in achieving, the anticipated cost savings and benefits associated with these initiatives, our results of operations and cash flow may be adversely affected.
Additionally, certain elements of our cost structure are largely fixed in nature. The negative impact of consumer spending on our sales results makes it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could materially adversely affect our profitability.
Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic and conversion.
Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to customers. Our traditional marketing model depended on direct mail, which has been declining in effectiveness, and as a result our marketing strategy has struggled as our target customers have shifted away from responding to direct mail. As a part of our strategic initiatives, we are testing a variety of marketing media mix campaigns within several markets in an effort to deliver sustainable profits. Our marketing strategy may fail to reach the intended market and may not be successful in generating incremental customer traffic or increasing conversion rates. This could result in a continued or accelerated reduction in customer traffic and conversion. Any such outcome, alone or in combination with other events or circumstances, may adversely affect our operating results. In addition, external events outside of our control, including pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit stores or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in Internet sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our gross margins, operating results and cash flows from operating activities.
Regulatory and other developments could impact our credit card financing offers available to customers and have a material adverse impact on our net sales and profitability.
We offer private-label credit cards through third-party financial institutions that manage and directly extend credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Additionally, we offer secondary financing for lower-

middle income customers that do not qualify for the private-label credit card and “lease to own” financing, both of which are through third-party providers and non-recourse to our business. Over the past 12 months, we have continued to improve the penetration rate of our non-recourse credit offerings, including our private-label credit card, secondary and “lease to own” finance offerings, by approximately 360 basis points to 41%.
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
Additionally, as the economic and regulatory environment in the banking industry continues to change, banks continue to re-evaluate their strategies, practices and terms, including, but not limited to, the levels at which consumer credit is granted and the strategic focus on various business segments, such as the private-label retail partner card business. If any of our credit card programs ended prematurely, the terms and provisions, or interpretations thereof, were substantially modified, or approval rates or types of financing offered to our customers amended, promotional financing volumes and our net sales and results of operations, could be materially adversely affected.
We could incur additional charges due to impairment of long-lived assets.
At March 31, 2015, we had long-lived asset balances of $128.1 million, which are subject to periodic testing for impairment. During fiscal 2015 and 2014, we have recorded impairment charges of $47.9 million and $0.6 million, respectively. See Note 2 of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K for further information. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow generated from operations at individual store locations could result in additional impairment charges for the related fixed assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
In addition, we utilize complex information technology platforms to operate our websites and mobile applications. Disruptions to these services, such as those caused by unforeseen traffic levels or other technical difficulties, could cause us to forgo material revenues and adversely affect our reputation with consumers.
As customer-facing technology systems become an increasingly important part of our multi-channel sales and marketing strategy, the failure to utilize, manage and maintain those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the internet from computers, tablets, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them. Our website, hhgregg.com, is a sales channel for our products, and is also a method of making product information available to them that impacts our in-store sales. In addition to hhgregg.com, we have multiple affiliated websites and mobile apps through which we seek to inform, cross-sell and otherwise interact with our customers. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner. Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented could quickly destroy the positive benefits they provide to our business and negatively affect our customers’ perceptions of hhgregg as a reliable online vendor and source of information about appliances, consumer electronics, furniture and other home products and services, which could negatively affect our results of operations.

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
Our historical comparable store sales figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	Changes in competition, such as pricing pressure and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	New product introductions;

•	Consumer trends;

•	Changes in our marketing programs;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Our ability to offer attractive credit programs to our customers;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Reduction in new store openings;

•	The percentage of our stores that are mature stores;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores; and

•	Our ability to execute our business strategies effectively.
Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.
Our business is dependent on the general economic conditions in our markets.
In general, our sales depend on discretionary spending by our customers. General economic factors and other conditions that may affect our business include periods of slow economic growth or recession, political factors including uncertainty in social or fiscal policy, an overly anti-business climate or sentiment, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to us and our customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters and acts of terrorism and developments in the war against terrorism. Additionally, any of these circumstances concentrated in the region of the U.S. in which we operate could have a material adverse effect on our net sales and results of operations. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

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
We depend upon strong cash flows from our operations to supply capital to fund our operations and growth.
Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities and to fund our growth. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans and financial performance including our earnings per share. We borrow on occasion to finance our activities, and if financing were not available to us in adequate amounts and on appropriate terms we needed, it could also adversely affect our financial performance.
We may fail to meet analyst expectations, which could cause the price of our stock to decline.
Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own independent opinions and can be different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. If our stock price is volatile, we may become involved in litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.
A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.
The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Curtis, Frigidaire, GE, Haier, LG, Samsung, Seiki, Sharp, Sony, Toshiba and Whirlpool. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 and 20 suppliers represented 83.7% and 92.1%, respectively, of our purchases in fiscal 2015. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.
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
Any disruption in the operation of our distribution centers could result in our inability to meet our customers’ delivery requirements, higher costs, inability to stock our stores or longer lead time associated with distributing merchandise. Any such disruption within our supply chain network, including damage or destruction to one of our five regional distribution centers, could result in decreased net sales, increased costs and reduced profits.
Many of our suppliers ship merchandise by ocean. Disruptions in the operations of ports through which we import our merchandise, including but not limited to labor disputes involving work slowdowns, lockouts or strikes, could require us and/or our vendors to ship merchandise by air freight or to alternative ports in the United States. Shipping by air is significantly more expensive than shipping by ocean, which could adversely affect our profitability. Similarly, shipping to alternative ports in the United States could result in increased lead times and transportation costs. Disruptions at ports through which we import our goods could also result in unanticipated inventory shortages, which could adversely impact our reputation and our results of operations.
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

•
The impact of proposed, new or changing statues and regulations, including, but not limited to, corporate governance matters, environmental, financial reform, Health Insurance Portability and Accountability Act, health care reform, labor reform, Payment Card Industry compliance and/or other as yet unknown legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

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

Adapting to regulatory changes and defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters, which could adversely affect our results of operations.
Our executive officers, directors and stockholders affiliated with our directors own a large percentage of our voting common stock and could limit the influence of our other stockholders on corporate decisions.
Our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 54.0% of our outstanding common stock. Should some of these stockholders act together, they would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which our other stockholders may not agree or that may not be in the best interests of our other stockholders.
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

Because of these various provisions in our certificate of incorporation and bylaws, a takeover attempt or third-party acquisition of us, including a takeover attempt that may result in a premium over the market price for shares of our common stock, could be delayed, deterred or prevented. In addition, these provisions may prevent the market price of our common stock from increasing in response to actual or rumored takeover attempts and may also prevent changes in our management. As a result, these anti-takeover and change of control provisions may limit the price investors are willing to pay in the future for shares of our common stock.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
Stores and Store Operations
Operations. Our store operations are organized into 22 geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, one or two sales managers and a staff averaging 12 salespeople and six additional support staff. Our stores are open seven days a week.
Locations. As of March 31, 2015, we leased all of our stores and distribution centers, which are located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and Wisconsin. Our stores average approximately 32,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, regional distribution and warehousing facility, and corporate call center. Our distribution and warehousing system consists of five RDCs, and nine LDCs. For a description of our RDCs and LDCs, see “Item 1. Business-Distribution and Warehousing.”
The following table sets forth our store locations as of March 31, 2015. During fiscal 2015 there was one store opening and one store closure.

State	Number of stores open
Alabama	6
Delaware	3
Florida	36
Georgia	16
Illinois	19
Indiana	19
Kentucky	6
Louisiana	3
Maryland	11
Mississippi	1
Missouri	3
New Jersey	2
North Carolina	17
Ohio	28
Pennsylvania	19
South Carolina	7
Tennessee	11
Virginia	15
West Virginia	1
Wisconsin	5
228
Market and Site Selection. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above average economic growth and household incomes and home ownership rates. Our target markets typically include most or all of our major competitors. When considering new sites, we analyze total store and market potential and advertising and occupancy costs for a market, as well as proximity to distribution facilities. Within our markets, we open or acquire our stores in power centers or freestanding locations in high traffic areas, usually near our major competitors. Primary site evaluation criteria include total sales volume potential, co-tenancies, traffic patterns, visibility, access, parking availability and occupancy costs. We initially open multiple stores in a new market and add stores to the market over time to increase market share and to further leverage our fixed costs.
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
Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This time frame can be reduced to six to nine months when no new property build-out is required. In fiscal 2015, we opened one new store, relocated several stores, downsized one store, added several Fine Lines (as later defined) to existing stores, moved one regional distribution center, and began construction on one new store that is planned to open during fiscal 2016. In April 2015, we have closed two stores at their lease expiration. As a natural course of business, we regularly evaluate our real estate positions to determine when and where it makes the most sense to operate for our customers and our company. Based on the age of the real estate in these location, we did not find it prudent to reinvest in these locations.

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

	Stock Price
	High	Low
Fiscal 2015
Fourth Quarter	$7.39	$5.04
Third Quarter	7.99	4.83
Second Quarter	10.42	5.95
First Quarter	10.21	7.87
Fiscal 2014
Fourth Quarter	$13.82	$7.24
Third Quarter	18.57	13.87
Second Quarter	20.46	14.89
First Quarter	17.53	11.09
Holders
As of April 30, 2015, there were 60 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).
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
On May 14, 2014, our Board of Directors authorized a new stock repurchase program (the “May 2014 Program”) allowing the Company to repurchase up to $40.0 million of its common stock. The stock repurchase program allows for the repurchase of our common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations and expires on May 20, 2015. We consider several factors in determining when to make stock repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. During fiscal 2015, we repurchased 0.8 million shares at a cost of $5.3 million. There were no shares repurchased during the fourth quarter of fiscal 2015. At the end of fiscal 2015, $34.7 million remained available for the repurchase of stock under the May 2014 Program. The previous stock repurchase program expired on May 22, 2014. During fiscal 2014, we repurchased 3.5 million shares at a cost of $49.1 million.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of March 31, 2015 relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by securities holders	3,624,875	$12.41	4,712,635
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,624,875	$12.41	4,712,635

(1)
This number reflects the exclusion of 126,953 shares in the form of restricted stock units granted pursuant to our equity plans included in column (a). These awards allow for the distribution of shares to the grant recipient upon vesting and do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price.

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
The graph and table below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500”), and the Standard & Poor’s Retail Composite Index (“S&P Retail Composite Index”). The S&P Retail Composite Index is a capitalization-weighted index of domestic equities traded on the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers Automated Quotes (“NASDAQ”), and includes high-capitalization stocks representing the retail sector of the S&P 500.
The graph assumes an investment of $100 at the close of trading on March 31, 2009 in hhgregg common stock, the S&P 500 and the S&P Retail Composite Index and reinvestment of any dividends. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015
hhgregg, Inc.	100	178.37	94.63	80.42	78.09	67.92	43.32
S&P 500	100	146.57	166.17	176.53	196.67	234.67	259.18
S&P Retail Composite Index	100	180.27	221.74	267.35	306.98	367.74	441.03

ITEM 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of operations and balance sheet data as of and for each of the fiscal years ended March 31, 2015, 2014, 2013, 2012 and 2011 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except share and per share data and as otherwise indicated. We have not declared cash dividends for the periods indicated below.

	Fiscal Year Ended March 31,
	2015 (2) (11)	2014 (2) (10)	2013 (2)	2012 (2) (9)	2011 (1) (2)
Statement of Operations Data:
Net sales	$2,129,374	$2,338,570	$2,474,759	$2,493,392	$2,077,651
Gross profit	605,838	664,539	717,586	720,388	629,760
(Loss) income from operations	(99,448)	2,677	43,759	109,800	86,271
Net (loss) income	$(132,746)	$228	$25,369	$81,373	$48,208
Share and Per Share Data:
Weighted average shares outstanding
Basic	28,129,596	30,209,928	34,430,641	37,749,354	39,394,708
Diluted	28,129,596	30,683,989	34,496,788	38,079,685	40,368,223
Net (loss) income per share
Basic(3)	$(4.72)	$0.01	$0.74	$2.16	$1.22
Diluted (4)	$(4.72)	$0.01	$0.74	$2.14	$1.19
Cash Flow Data:
Net capital expenditures (5)	$22,522	$22,257	$54,020	$81,429	$59,938
Operating Statistics:
Gross profit (as a percentage of net sales)	28.5%	28.4%	29.0%	28.9%	30.3%
(Loss) income from operations (as a percentage of net sales)	(4.7)%	0.1%	1.8%	4.4%	4.2%
Working capital (as a percentage of net sales) (6)	5.4%	6.5%	7.0%	7.4%	7.7%
Number of stores, end of period	228	228	228	208	173
Total store square footage (in thousands)	7,301	7,309	7,309	6,772	5,737
Comparable store sales decrease (7)	(9.2)%	(7.3)%	(8.7)%	(1.1)%	(4.0)%
Inventory turnover (8)	5.5x	5.5x	5.9x	7.2x	7.0x
Balance Sheet Data:
Cash and cash equivalents	$30,401	$48,164	$48,592	$59,244	$72,794
Total assets	467,629	625,963	676,421	642,784	549,645
Total debt, including current portion	—	—	—	—	—
Stockholders’ equity	173,588	307,134	346,658	359,520	316,586

(1)	Fiscal 2011 net income includes losses related to the early extinguishment of debt of $2.1 million.

(2)
Fiscal 2015, fiscal 2014, fiscal 2013, fiscal 2012, and fiscal 2011 net (loss) income includes $47.9 million, $0.6 million, $0.5 million, $0.8 million, and $0.1 million, respectively, of asset impairment charges. Impairment charges were related to specific stores where the expected future cash flows were less than the carrying amount of the property. Please refer to footnote 1(i) of the notes to our audited consolidated financial statements included elsewhere herein for a discussion of the impairment charges for fiscal 2015, fiscal 2014 and fiscal 2013.

(3)	Basic net (loss) income per share is calculated by dividing net income by the weighted-average number of common shares outstanding.

(4)
Diluted net (loss) income per share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares from outstanding options and restricted stock units been issued.

(5)	Represents the capital expenditures offset by the proceeds and deposits received from sale leaseback transactions.

(6)
Working capital represents current assets excluding the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of net sales.

(7)
Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website. Stores that are closed are excluded from the calculation the month before closing.

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

(11)
Fiscal 2015 net loss, loss from operations, and net loss per share include a charge of $66.1 million, which was comprised of $41.4 million of tax expense for previously recognized deferred tax assets and $24.7 million of tax benefits not recognized related to losses incurred during the current year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Historical Consolidated Financial and Other Data,” and our consolidated financial statements and related notes appearing elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for more information.
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
Overview
hhgregg, Inc. is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 228 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. We operate in one reportable segment. We do not have international operations. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2015 fiscal year is the 12 month period that ended on March 31, 2015.
Throughout our MD&A, we refer to comparable store sales. Comparable store sales is comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website. Stores that are closed are excluded from the calculation the month before closing. The method of calculating comparable store sales varies across the retail industry and our method of calculating comparable store sales may not be the same as other retailers’ methods.
This overview section is divided into three sub-sections discussing our operating strategy and performance, business strategy and core philosophies and seasonality.
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, and a large selection of televisions, as well as, computers, consumer electronics, furniture, mattresses and tablets. Appliance and consumer electronics sales comprised 88% and 85% of our net sales mix for the 12 months ended March 31, 2015 and 2014, respectively.
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
In response to the declines in our overall comparable store sales, we have developed three major initiatives for fiscal 2016. These include marketing reduction and re-allocation, right-sizing our general and administrative expense structure, and continuing to enhance our revenue opportunities.

Our first initiative for fiscal 2016 is to reduce and re-allocate our marketing spend. During fiscal 2015, we engaged outside consultants to assist us in reviewing the effectiveness of our advertising mediums. As a result of that review, we have made the strategic decision to reduce the less effective medium, invest greater in more effective mediums, and overall reduce our gross marketing spend by more than $20 million primarily due to reductions in print media. During fiscal 2015, we spent approximately $160 million on advertising expenses. Historically we had advertising inserts in every Sunday newspaper, and many of the Thursday papers in each of our markets. We expect to significantly reduce our advertising through newspaper inserts. While we will reduce our overall spend, we will increase and refine our method of digital and television advertising methods.
Our second initiative for fiscal 2016 is reduction in overall cost. We have specific plans to reduce our overall selling, general and administrative expenses at an annualized rate of $30 million. We are currently reviewing all aspects of our selling, general and administrative structure to better manage expenses. This is inclusive of store level, corporate and logistics expenses. In addition to the expense reductions already identified, we are working towards additional expense reductions throughout fiscal 2016. Additionally, we have begun a thorough review of our inventory productivity and are analyzing ways to more effectively utilize inventory and maximize inventory turns. We expect inventory per store balances to be lower on a year over year basis throughout fiscal 2016. Through optimization of in-store inventory levels and rationalizing our distribution footprint, we expect to reduce average inventory by more than $50 million.
Our final initiative for fiscal 2016 is to continue to enhance our revenue opportunities. The appliance category will continue to be the centerpiece of our business, and as such, we will continue to drive specific initiatives around the category. We will continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are not currently in our hhgregg stores and historically have improved our appliance revenues in stores. We will also continue to refine our product assortments by geography to better match our inventory with geographic preferences. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Up’s experienced a 9.5% increase for the twelve-month period ended March 31, 2015 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption expenditures for home appliances increased 0.2% from $45.7 billion in calendar 2013 to $45.8 billion in 2014. We expect that as the U.S. housing market and general economy continues to improve, the appliance industry will experience increases in demand. While this data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates. Within the video category, we will continue to focus our selling strategies on larger screen sized Ultra HD 4k TVs. The U.S. Consumer Electronics Sales & Forecasts published by the Consumer Electronics Association in January 2015 indicates a projected 208% increase in unit sales for 4k Ultra HD TVs, and an overall 2.5% increase in consumer electronics for calendar 2015. Within the computer and tablet category, we will reset our departments and continue to right size our inventory. The U.S. Consumer Electronics Sales & Forecasts published by the Consumer Electronics Association in January 2015 indicates a projected 1.3% increase in PC's and printers and a modest 0.7% decrease in sales of tablets for calendar 2015. Within the home products category, we will continue to refine our assortment and focus on the areas within furniture that are driving the greatest productivity.
Key Metrics
The following table summarizes certain operating data that we believe are important to an understanding of our operating model:

	Fiscal Year Ended March 31,
	2015	2014	2013
Inventory turnover (1)	5.5x	5.5x	5.9x
Working capital (as a percentage of net sales) (2)	5.4%	6.5%	7.0%
Net capital expenditures (as a percentage of net sales)	1.1%	1.0%	2.2%
(Loss) income from operations (as a percentage of net sales)	(4.7)%	0.1%	1.8%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.

(2)
Working capital represents current assets excluding the current portion of deferred income taxes less current liabilities as of the end of the respective fiscal year-end, expressed as a percentage of net sales.

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 5.6 turns per year over the past three fiscal years. During fiscal 2015, we were able to maintain appropriate inventory levels given the continued

decline in our net sales from fiscal 2014. During fiscal 2014, our net sales decline had a negative impact on our inventory turnover calculation. During fiscal 2013, we rolled out new product categories of furniture and fitness equipment, which elevated inventory levels as compared to the prior year. Our working capital, expressed as a percentage of net sales, has averaged 6.3% over the past three fiscal years. Our net capital expenditures, measured as a percentage of net sales, have averaged 1.4% over the past three fiscal years.
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
While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery capabilities, credit offerings and expanded product offerings, we believe we offer our customers a differentiated value proposition. There are many variables that affect consumer demand for the home product purchases that we offer, including:

•
Real disposable personal income is projected to grow at a stronger pace in 2015 than in 2014. Real disposable personal income is forecasted to increase 3.5% in calendar 2015, up from the 2.5% gain recorded in 2014, based on the March 2015 Blue Chip Economic Indicators ®. *

•	The average unemployment rate for 2015 is forecasted to decline to 5.4%, according to the March 2015 Blue Chip Economic Indicators, which would be an improvement from the 6.2% average in 2014.

•
In 2014, home price appreciation improved to an estimated 5.7%, according to the Federal Housing Finance Agency index.  Economists generally expect the rate of home price growth to moderate in 2015 but to remain positive.

•
Housing turnover decreased 2.8% in 2014 after a 9.0% increase in 2013, according to The National Association of Realtors and U.S. Census Bureau. Growth in 2014 was restrained by an increase in mortgage rates and harsh winter weather. Turnover is generally expected to increase in 2015, supported by a strengthening jobs market, rising incomes and historically low mortgage rates.

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A.
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances increased 0.2% from $45.7 billion in 2013 to $45.8 billion in 2014. Major household appliances, such as refrigerators, stovetops, dishwashers and washer and dryers, account for approximately 86.4% of this total at $39.6 billion in 2014. For the fiscal year ended 2015, we generated 51% of total product sales from the sale of home appliances.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. During fiscal 2015 the video industry experienced a stronger innovation cycle. As a result we experienced higher average selling prices in the category as consumer preference shifts towards new products such as OLED and ultra HD TV’s and larger screen sizes. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We have added product SKU’s related to connected devices, and will continue to utilize product innovations in this category to generate traffic. Despite the new technology innovations we may continue to experience a decline in overall consumer electronics sales. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic. While the direction of consumer electronics sales are not certain, we believe there is opportunity for growth based on the following statistical information. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $217.4 billion in 2014, a 3.2% increase from 2013. From this total, televisions accounted for $38.3 billion compared to $37.3 billion in the prior year, and personal computers and equipment accounted for $56.5 billion compared to $53.8 billion in the prior year. For the fiscal year ended 2015, we generated 44% of total product sales from the sale of consumer electronics and computing.
In previous years, we have introduced new products with the hope of offsetting falling market demand and market share losses of our product categories. We will continue to monitor the performance of these new categories, along with market share shifts between the competitive set in our existing categories. During fiscal 2014 we expanded our newest product categories within home products by adding room settings, additional mattresses and dinette sets. We will continue to refine our assortment in the furniture category by expanding our selection from one brand to several brands. We expect to test various products such as other types of home furniture including, but not limited to, outdoor casual living and bedroom pieces. As we are currently experiencing growth in this product category, we are optimistic about the growth experienced by the industry as well. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $97.3 billion in 2014, an increase of 2.9% from $94.5 billion in 2013. For the fiscal year ended 2015, we generated 5% of total product sales from the sale of furniture and mattresses. For fiscal 2015 we plan to expand our offerings in this product category.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross margin and inventory. However, substantially all vendor allowance receivables and deferrals outstanding at year end are collected and recognized within the following quarter, and therefore do not require subjective long-term estimates. Adjustments to gross margin and inventory in the following fiscal year have historically not been material. A 10% difference in our vendor allowance receivables at March 31, 2015, would have affected net earnings by approximately $0.2 million in fiscal 2015.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology or customer preferences affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 31, 2015, would have affected net earnings by approximately $0.2 million in fiscal 2015.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 31, 2015, would have affected net earnings by less than $0.1 million in fiscal 2015.

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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For the fiscal years ended March 31, 2015, 2014 and 2013, we recorded pre-tax impairment losses of $47.9 million, $0.6 million, and $0.5 million, respectively.
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
We use significant estimates that require management’s judgment in calculating our provision for income taxes. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial position, results of operations or cash flows.
Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate. During the third quarter of fiscal 2015, the Company recorded a full valuation allowance on its deferred tax assets. As of March 31, 2015, the valuation allowance was $66.1 million.
Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. At March 31, 2015 and 2014, we had no liability for unrecognized tax benefits.
Revenue Recognition
We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives service. We honor returns from customers within 30 days from the date of sale and provide allowances for estimated returns based on historical experience.
We sell gift cards to our customers in our retail stores and online. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, which we refer to as gift card breakage, and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based on historical redemption patterns. Breakage recognized was not material to our results of operations during fiscal 2015, 2014 or 2013.
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
A 10% change in our sales return reserve at March 31, 2015 would have affected net earnings by less than $0.1 million in fiscal 2015.
Self-Insured Liabilities
We are self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.
The following table provides our stop loss coverage for the fiscal years ended March 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Workers’ Compensation — per occurrence	$300	$300	$300
Workers’ Compensation — per occurrence (OH)	$300	$500	$500
General Liability — per occurrence	$250	$250	$250
Motor Vehicles — per occurrence	$100	$100	$100
Medical Insurance — per participant, per year	$300	$300	$300
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

We have not made any material changes in the accounting methodology used to establish and adjust our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at March 31, 2015, would have affected net earnings by approximately $0.5 million in fiscal 2015.

Results of Operations
Operating Performance. The following table presents selected consolidated financial data (in thousands, except share amounts, per share amounts and store count data):

	Years Ended
	March 31,
	2015	2014	2013
Net sales	$2,129,374	$2,338,570	$2,474,759
Net sales % (decrease) increase	(8.9)%	(5.5)%	(0.7)%
Comparable store sales % decrease (1)	(9.2)%	(7.3)%	(8.7)%
Gross profit as a % of net sales	28.5%	28.4%	29.0%
SG&A as a % of net sales	22.9%	21.1%	20.5%
Net advertising expense as a % of net sales	6.0%	5.3%	5.1%
Depreciation and amortization expense as a % of net sales	1.9%	1.8%	1.6%
(Loss) income from operations as a % of net sales	(4.7)%	0.1%	1.8%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%
Net (loss) income	$(132,746)	$228	$25,369
Net (loss) income per diluted share	$(4.72)	$0.01	$0.74
Weighted average shares outstanding—diluted	28,129,596	30,683,989	34,496,788
Number of stores open at the end of period	228	228	228

(1)
Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website. Stores that are closed are excluded from the calculation the month before closing.

Net loss was $132.7 million, or $4.72 per diluted share, for fiscal 2015 compared with net income of $0.2 million, or $0.01 per diluted share, for fiscal 2014 and net income of $25.4 million, or $0.74 per diluted share, for fiscal 2013. The results for the twelve months ended March 31, 2015 include an approximately $47.9 million pre-tax, non-cash charge related to impairment of property, plant and equipment and a $66.1 million non-cash charge related to establishing a valuation allowance for deferred tax assets, which was comprised of $41.4 million of tax expense for previously recognized deferred tax assets and $24.7 million of tax benefits not recognized related to losses incurred during the current year. The balance of the decrease in net income for fiscal 2015 as compared to fiscal 2014 was largely due to a comparable store sales decrease of 9.2%. The decrease in net income for fiscal 2014 as compared to fiscal 2013 was largely due to a comparable store sales decrease of 7.3% and a decrease in gross margin from 29.0% to 28.4%.
Net sales decreased 8.9% in fiscal 2015 to $2.13 billion from $2.34 billion in fiscal 2014. Net sales decreased 5.5% in fiscal 2014 to $2.34 billion from $2.47 billion in fiscal 2013. The decrease in net sales for fiscal 2015 was attributable to a comparable store sales decrease of 9.2%. The decrease in net sales for fiscal 2014 was attributable to a comparable store sales decrease of 7.3%.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2015, 2014 and 2013 were as follows:

	Net Sales Mix Summary			Comparable Store Sales Summary
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
	2015	2014	2013	2015	2014	2013
Appliances	51%	47%	42%	(3.1)%	3.0%	4.6%
Consumer electronics (1)	37%	38%	44%	(10.9)%	(18.8)%	(22.7)%
Computers and tablets	7%	10%	11%	(34.0)%	(14.7)%	7.2%
Home products (2)	5%	5%	3%	(4.7)%	35.8%	24.5%
Total	100%	100%	100%	(9.2)%	(7.3)%	(8.7)%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture and mattresses.

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014
The decrease in comparable store sales for the twelve months ended March 31, 2015 was 9.2%. The decrease in comparable store sales was driven by decreases in all major product categories. Excluding mobile phones and fitness equipment, due to the exit from these product lines, the decrease in comparable store sales for the twelve months ended March 31, 2015 was 8.3%. The decrease in comparable store sales of the appliance category was due to a decrease in both average selling price and units sold. The consumer electronics category comparable store sales decline was primarily due to a double digit decline in units sold within the video category offset slightly by an increase in average selling price, which was driven by an increase in sales of larger screen and more premium featured televisions. The decrease in comparable store sales for the computers and tablets category for the twelve-month period was driven by a decrease in unit demand for computers and tablets as well as a decrease in the average selling prices for computers and tablets and the exit from the contract-based mobile phone business. Excluding mobile phones, the decrease in comparable store sales for the twelve months ended March 31, 2015 for the computers and tablets category was 28.6%. The decrease in comparable store sales for the home products category was largely a result of the exit from fitness equipment and a double digit unit sales decline within the television stand and the recliner product lines, offset slightly by increased average selling prices among nearly all product lines within this category. Excluding fitness equipment, comparable store sales for the twelve-month for the home products category increased by 0.5%.
Gross profit margin, expressed as gross profit as a percentage of net sales, increased slightly for the 12 months ended March 31, 2015 to 28.5% from 28.4% for the comparable prior year period. The 12 month period ended March 31, 2014 includes an approximately $1.7 million charge related to the write down of inventory for the exit from the contract-based mobile phone business. Excluding this charge, the gross profit margin, as adjusted for the 12 month period ended March 31, 2014 was 28.5%. The gross profit margin for the period had a favorable sales mix shift to product categories with higher gross profit margin rates and an increase in gross profit margin for the video category due to an increase in sales of larger screen and more premium featured televisions, offset by a decrease in gross profit margin rates across the remaining categories.
Selling, general and administrative expense (“SG&A”), as a percentage of net sales, increased 181 basis points for the 12 months ended March 31, 2015, compared to the prior year period from 21.1% to 22.9%. Excluding the $1.9 million charge for the write-off of store fixtures associated with our changing product mix, SG&A, as a percentage of net sales, for the 12 month period ended March 31, 2014 was 21.0%. The increase in SG&A as a percentage of net sales was a result of a 43 basis point increase in occupancy costs as a percentage of net sales due to the deleveraging effect of the net sales decline, a 26 basis point increase in bank transaction fees associated with higher cost financing options to the customer and higher private-label credit card penetration, a 19 basis point increase in product services from a higher percentage of home delivery, an 18 basis point increase in consulting expenses to assist in rationalizing our marketing spend, optimizing our logistics network and accelerating our transformation efforts, and increases in other SG&A expenses primarily due to the deleveraging effect of the net sales decline. During fiscal 2015, we incurred $3.2 million in fees associated with consulting expenses to assist in the transformation efforts. The impact of these expenses was $0.11 of net loss per diluted share.
Net advertising expense, as a percentage of net sales, increased 74 basis points during the 12 months ended March 31, 2015, compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of the net sales decline and less vendor support due to programs being based on a percentage of sales.
Depreciation and amortization expense, as a percentage of net sales, increased slightly for the 12 months ended March 31, 2015 compared to the prior year period. The increase as a percentage of net sales was primarily due to the deleveraging effect of our net sales decline, offset by lower depreciable assets from the asset impairment in the third quarter of fiscal 2015.
As of March 31, 2015, the Company has recognized income tax expense on a pretax loss resulting from the full valuation allowance that was recorded to reduce the net deferred tax assets of the Company to zero. We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. We are required to assess the available positive and negative evidence to estimate if sufficient income will be generated to utilize deferred tax assets. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. A significant piece of negative evidence that we consider is cumulative losses in recent periods. Such evidence is a significant piece of objective negative evidence that is difficult to overcome. While we believe positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence. The significant negative evidence of our losses generated before income taxes and the unfavorable shift in our business could not be overcome by considering other sources of taxable income in recent periods, which included tax planning strategies. The full valuation allowance will remain until there exists significant objective positive evidence, such as sustained achievement of cumulative profits.

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013
The increase in comparable store sales within the appliance category for the 12 month period ended March 31, 2014 as compared to the 12 month period ended March 31, 2013 was due to an increase in both unit demand and average selling prices. The decrease in comparable store sales for the consumer electronics category for the 12 month period ended March 31, 2014 was due primarily to double digit declines in units sold within the video category, largely resulting from our strategy of offering fewer entry level models and a greater mix of larger screen televisions. The decrease in comparable store sales within the computers and tablets category for the 12 month period was driven by decreased demand for computers and mobile phones and a decrease in the average selling prices for computers and tablets, partially offset by double digit increased demand for tablets. The increase in comparable store sales within the home products category was a result of sales of furniture and fitness equipment.
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
SG&A expense, as a percentage of net sales, increased 58 basis points for the 12 months ended March 31, 2014, compared to the prior year period. The increase in SG&A as a percentage of net sales was a result of a 36 basis points increase in occupancy costs as a percentage of net sales due to the deleveraging effect of the net sales decline, a 37 basis points increase in-home delivery expense as a percentage of net sales due to a higher sales mix of deliverable product and the write-off of store fixtures associated with the Company’s changing product mix. This increase was partially offset by an 18 basis points decrease in bank transaction fees as a result of the increased use of the private-label credit card which carries a lower fee than other credit transactions, as well as decreases in other SG&A expenses as a result of cost control measures.
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
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (dollars are in thousands):

	March 31, 2015	March 31, 2014	March 31, 2013
Net cash provided by operating activities	$12,763	$82,651	$66,053
Net cash used in investing activities	(23,123)	(22,724)	(53,986)
Net cash used in financing activities	(7,403)	(60,355)	(22,719)
Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures. We make capital expenditures in investments in new stores and new distribution facilities, remodeling and relocation of existing stores, and information technology and other infrastructure-related projects that support our operations.
During fiscal 2016, we plan to open one new store and add several Fine Lines departments to existing stores. In addition, we plan to continue to invest in our infrastructure, including management information systems and distribution capabilities. We expect capital expenditures, net of sale and leaseback proceeds and tenant allowances from landlords, for fiscal 2016 to range between $15 million and $20 million. We expect capital expenditures for fiscal 2016 will be funded through cash and cash equivalents, income from operations, borrowings under our Amended Facility (described below) and tenant allowances from landlords.

Net cash provided by operating activities. Net cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, asset impairment, deferred taxes and stock-based compensation expense. Cash provided by operating activities was $12.8 million, $82.7 million and $66.1 million for fiscal 2015, 2014 and 2013, respectively. The decrease in cash provided by operating activities in fiscal 2015 as compared to fiscal 2014 is primarily due to the net loss experienced in fiscal 2015 compared to the net income experienced in fiscal 2014, as adjusted for the increase in income tax expense and asset impairment charges. The net change in other current operating assets and liabilities was primarily a result of a decrease in inventory levels and differences in timing of customer sales and vendor payments. The increase in cash provided by operating activities from fiscal 2014 to fiscal 2013 is primarily a result of an increase in net cash provided by working capital, offset by a decrease in other operating activities and net income. Net cash provided by working capital was $28.9 million, an increase of $53.0 million from the comparable prior period. Adjustments for other operating activities positively impacted operating cash flows by $53.6 million, a decrease of $11.3 million from the comparable prior period, primarily due to a decrease of $8.9 million in cash received from landlords for tenant allowances due to opening fewer stores in the current period compared to the prior period, a decrease of $8.0 million in our deferred income tax provision, offset by various increases in other operating activities.
Net cash used in investing activities. Net cash used in investing activities was $23.1 million, $22.7 million, and $54.0 million for fiscal 2015, 2014 and 2013, respectively. Cash used in investing activities remained relatively consistent for fiscal 2015 compared to fiscal 2014. In fiscal 2015, we opened one new store, relocated four stores, relocated a distribution center, opened five Fine Lines additions and began construction related to one new store which will be completed during the first quarter of fiscal 2016. Capital expenditures in fiscal 2015 also related to management information systems, e-commerce improvements and infrastructure. The decrease for fiscal 2014 compared to fiscal 2013 in cash used in investing activities is due to lower purchases of property and equipment associated with the opening of new stores. In fiscal 2014, we did not open any new stores as compared to 20 new store openings in fiscal 2013. Capital expenditures in fiscal 2014 related to store relocations and remodels, as well as management information systems and infrastructure.
Net cash used in financing activities. Net cash used in financing activities was $7.4 million, $60.4 million, and $22.7 million for fiscal 2015, 2014 and 2013 respectively. The decrease in cash used in financing activities from fiscal 2015 to fiscal 2014 is primarily due to a decrease in funds used for treasury stock repurchases of $43.9 million, a decrease in cash used by bank overdrafts of $11.5 million, partially offset by a decrease in funds provided by the exercise of stock options of $5.8 million. The increase in cash used in financing activities from fiscal 2013 to fiscal 2014 was primarily due to a decrease in net borrowings provided by an inventory financing facility of $12.7 million, a decrease in cash provided by bank overdrafts of $23.0 million, an increase in funds used for treasury stock repurchases of $0.9 million, offset by an increase in proceeds from exercise of stock options of $1.5 million.
Amended Facility. On July 29, 2013, Gregg Appliances, Inc. (“Gregg Appliances”) entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”) to increase the maximum credit available to $400 million from $300 million, subject to borrowing base availability, and extend the term of the facility to expire on July 29, 2018.
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.375%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing LLC (“HHG Distributing”), which has no assets or operations. The guarantee is full and unconditional, and Gregg Appliances has no other subsidiaries.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at March 31, 2015.
As of March 31, 2015 and 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding which expired by December 31, 2014. The total borrowing availability under the Amended Facility was $134.6 million and $169.5 million as of March 31, 2015 and 2014, respectively. The interest rate based on the bank’s prime rate was 3.75% as of March 31, 2015 and 2014.
Inventory Financing Facility. We also have an inventory financing facility, which is a $10 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default. The amount of borrowings included within accounts payable as of March 31, 2015 and 2014 were $3.2 million and $5.3 million, respectively.
Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, should provide sufficient funds to finance our operations for the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, changes in vendor terms, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions.
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
Contractual Obligations
Our contractual obligations at March 31, 2015 were as follows (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$528,706	$90,797	$174,035	$151,239	$112,635
Advertising commitments	2,975	860	1,020	1,095	—
Revolving credit facility	—	—	—	—	—
Total	$531,681	$91,657	$175,055	$152,334	$112,635
The above contractual obligation table excludes any future payments made in connection with our Frozen Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2015 was approximately $4.5 million. We are unable to estimate the timing of these future payments under the plan. Refer to Note 9 for further information.
We lease our retail stores, warehouse and office space, corporate airplane and certain vehicles under operating leases. Our noncancelable lease agreements expire at various dates through fiscal 2026, require various minimum annual rentals and contain certain options for renewal. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $90.3 million,

$90.4 million and $88.2 million in fiscal 2015, 2014 and 2013, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.1 million in each of fiscal 2015, 2014 and 2013.
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
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk. As of March 31, 2015, our debt was comprised of our Amended Facility. Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. As of March 31, 2015, we had no cash borrowings under our Amended Facility.

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
The accompanying consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, which conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (PCAOB). The independent registered public accounting firm’s responsibility is to express an opinion on the consolidated financial statements based on its audits in accordance with the standards of the PCAOB.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2015. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, Financial Statements and Supplementary Data, on the effectiveness of our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DENNIS L. MAY	/s/ ROBERT J. RIESBECK
Dennis L. May	Robert J. Riesbeck
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
hhgregg, Inc.:
We have audited the accompanying consolidated balance sheets of hhgregg, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2015. We also have audited the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting under Item 8. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hhgregg, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Indianapolis, Indiana
May 15, 2015

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31, 2015, 2014, and 2013

	2015	2014	2013
	(In thousands, except share and per share data)
Net sales	$2,129,374	$2,338,570	$2,474,759
Cost of goods sold	1,523,536	1,674,031	1,757,173
Gross profit	605,838	664,539	717,586
Selling, general and administrative expenses	488,391	493,950	507,755
Net advertising expense	128,826	124,179	125,433
Depreciation and amortization expense	40,200	43,120	40,135
Asset impairment charges	47,869	613	504
(Loss) income from operations	(99,448)	2,677	43,759
Other expense (income):
Interest expense	2,600	2,465	2,344
Interest income	(63)	(10)	(9)
Total other expense	2,537	2,455	2,335
(Loss) income before income taxes	(101,985)	222	41,424
Income tax expense (benefit)	30,761	(6)	16,055
Net (loss) income	$(132,746)	$228	$25,369
Net (loss) income per share
Basic	$(4.72)	$0.01	$0.74
Diluted	$(4.72)	$0.01	$0.74
Weighted average shares outstanding-basic	28,129,596	30,209,928	34,430,641
Weighted average shares outstanding-diluted	28,129,596	30,683,989	34,496,788
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2015 and 2014

	2015	2014
	(In thousands, except share data)
Assets
Current assets:
Cash	$30,401	$48,164
Accounts receivable—trade, less allowances of $19 and $132, respectively	11,901	15,121
Accounts receivable—other	16,715	16,467
Merchandise inventories, net	257,469	298,542
Prepaid expenses and other current assets	6,581	6,694
Income tax receivable	5,326	1,380
Deferred income taxes	—	6,220
Total current assets	328,393	392,588
Net property and equipment	128,107	193,882
Deferred financing costs, net	1,796	2,334
Deferred income taxes	6,489	35,182
Other assets	2,844	1,977
Total long-term assets	139,236	233,375
Total assets	$467,629	$625,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,143	$140,806
Customer deposits	48,742	41,518
Accrued liabilities	46,723	50,898
Deferred income taxes	6,489	—
Income tax payable	—	122
Total current liabilities	214,097	233,344
Long-term liabilities:
Deferred rent	67,935	73,493
Other long-term liabilities	12,009	11,992
Total long-term liabilities	79,944	85,485
Total liabilities	294,041	318,829
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and 2014, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,161,753 and 41,121,390 shares issued; and 27,665,071 and 28,460,218 outstanding as of March 31, 2015 and March 31, 2014, respectively	4	4
Additional paid-in capital	301,680	297,199
Retained earnings	22,132	154,878
Common stock held in treasury at cost, 13,496,682 and 12,661,172 shares as of March 31, 2015 and March 31, 2014, respectively	(150,228)	(144,947)
Total stockholders’ equity	173,588	307,134
Total liabilities and stockholders’ equity	$467,629	$625,963
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2015, 2014, and 2013
(Dollars in thousands)

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings		Note Receivable For Common Stock	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2012	36,351,716	$—	$4	$277,846	$129,281		$(41)	$(47,570)	$359,520
Net income	—	—	—	—	25,369		—	—	25,369
Payments received on notes receivable for issuance of common stock	—	—	—	—	—	—	41	—	41
Exercise of stock options	574,738	—	—	4,356	—		—	—	4,356
Stock compensation expense	—	—	—	5,150	—		—	—	5,150
Excess tax benefit from stock-based compensation	—	—	—	454	—		—	—	454
Repurchase of common stock	(5,458,001)	—	—	—	—		—	(48,232)	(48,232)
Balance at March 31, 2013	31,468,453	$—	$4	$287,806	$154,650		$—	$(95,802)	$346,658
Net income	—	—	—	—	228		—	—	228
Exercise of stock options	480,647	—	—	5,814	—		—	—	5,814
Stock compensation expense	—	—	—	4,428	—		—	—	4,428
Excess tax deficiency from stock-based compensation	—	—	—	(849)	—		—	—	(849)
Repurchase of common stock	(3,488,882)	—	—	—	—		—	(49,145)	(49,145)
Balance at March 31, 2014	28,460,218	$—	$4	$297,199	$154,878		$—	$(144,947)	$307,134
Net loss	—	—	—	—	(132,746)		—	—	(132,746)
Vesting of RSU's	40,363	—	—	(142)	—		—	—	(142)
Stock compensation expense	—	—	—	4,623	—		—	—	4,623
Repurchase of common stock	(835,510)	—	—	—	—		—	(5,281)	(5,281)
Balance at March 31, 2015	27,665,071	$—	$4	$301,680	$22,132		$—	$(150,228)	$173,588
See accompanying notes to consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31, 2015, 2014, and 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(132,746)	$228	$25,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,200	43,120	40,135
Amortization of deferred financing costs	538	604	664
Stock-based compensation	4,623	4,428	5,150
Excess tax deficiency (benefits) from stock-based compensation	—	849	(586)
Loss (gain) on sales of property and equipment	252	1,646	(216)
Deferred income taxes	41,402	(392)	7,599
Asset impairment charges	47,869	613	504
Tenant allowances received from landlords	986	2,705	11,608
Changes in operating assets and liabilities:
Accounts receivable—trade	3,220	9,150	(4,804)
Accounts receivable—other	384	2,407	507
Merchandise inventories	41,073	17,020	(33,153)
Income tax receivable	(3,946)	(815)	(960)
Prepaid expenses and other assets	(108)	(1,066)	575
Accounts payable	(26,882)	6,125	6,932
Customer deposits	7,224	3,476	9,049
Income tax payable	(122)	(2,023)	(2,213)
Accrued liabilities	(4,317)	1,476	5,687
Deferred rent	(7,176)	(7,115)	(5,760)
Other long-term liabilities	289	215	(34)
Net cash provided by operating activities	12,763	82,651	66,053
Cash flows from investing activities:
Purchases of property and equipment	(22,522)	(22,257)	(54,020)
Proceeds from sales of property and equipment	45	217	34
Purchases of corporate-owned life insurance	(646)	(684)	—
Net cash used in investing activities	(23,123)	(22,724)	(53,986)
Cash flows from financing activities:
Purchases of treasury stock	(5,281)	(49,145)	(48,232)
Proceeds from exercise of stock options	—	5,814	4,356
Excess tax (deficiency) benefits from stock-based compensation	—	(849)	586
Net (decrease) increase in bank overdrafts	—	(11,506)	11,506
Net (repayments) borrowings on inventory financing facility	(2,122)	(3,723)	9,024
Payment of financing costs	—	(946)	—
Other, net	—	—	41
Net cash used in financing activities	(7,403)	(60,355)	(22,719)
Net decrease in cash and cash equivalents	(17,763)	(428)	(10,652)
Cash and cash equivalents
Beginning of period	48,164	48,592	59,244
End of period	$30,401	$48,164	$48,592
Supplemental disclosure of cash flow information:
Interest paid	$2,085	$1,881	$1,903
Income taxes (received) paid	$(6,411)	$3,418	$11,629
Capital expenditures included in accounts payable	$1,409	$1,068	$1,491
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

(a)	Formation
hhgregg, Inc. was formed in Delaware on April 12, 2007. As part of a corporate reorganization effected on July 19, 2007, the stockholders of Gregg Appliances Inc. (“Gregg Appliances”) contributed all of their shares of Gregg Appliances to hhgregg, Inc. in exchange for common stock of hhgregg, Inc. As a result, Gregg Appliances became a wholly-owned subsidiary of hhgregg, Inc.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of hhgregg, Inc. and its wholly-owned subsidiary, Gregg Appliances (the “Company” or “hhgregg”). The financial statements of Gregg Appliances include its wholly-owned subsidiary HHG Distributing LLC (“HHG Distributing”), which has no assets or operations. All intercompany balances and transactions have been eliminated upon consolidation.

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

(d)	Fiscal Year
The Company’s fiscal year is the twelve-month period ended March 31.

(e)	Cash
Cash primarily consists of cash on hand and bank deposits. The Company had no outstanding checks in excess of funds on deposit (book overdrafts) at March 31, 2015 and 2014.

(f)	Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-trade consists of credit card and trade receivables. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2015, two vendors accounted for 32.4% and 16.3%, respectively, of merchandise purchases. For the year ended March 31, 2014, two vendors accounted for 29.2% and 17.1%, respectively, of merchandise purchases. For the year ended March 31, 2013, two vendors accounted for 27.5% and 17.0%, respectively, of merchandise purchases.
The Company included amounts due to a third party financing company for use under an inventory financing facility, entered into during fiscal 2013, within accounts payable in the accompanying consolidated balance sheet. Borrowings and payments on the inventory financing facility are classified as financing activities in the consolidated statements of cash flows. Originally the inventory financing facility was a $20 million unsecured credit line; however, during the fourth fiscal quarter of 2015 it was amended and is now a $10 million facility. The facility is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default. The amounts borrowed on the credit line fluctuate on a daily basis. The amount of borrowings included within accounts payable as of March 31, 2015 and 2014 were $3.2 million and $5.3 million, respectively. As of March 31, 2015 and 2014, the Company had $6.8 million and $14.7 million available under the facility, respectively. The Company incurred no interest on these borrowings for the years ended March 31, 2015 and 2014.

(h)	Property and Equipment
Property and equipment are recorded at cost and are depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period. At the end of the construction period, the Company will sell and lease the location back applying provisions of lease accounting guidance. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations, other than a normal leaseback, and the locations are accounted for as operating leases. In fiscal 2015 and 2014, the Company did not execute any sale and leaseback transactions.
Property and equipment consisted of the following at March 31, 2015 and 2014 (in thousands):

	2015	2014
Machinery and equipment	$25,956	$28,478
Store fixtures and furniture	162,737	180,799
Vehicles	1,962	2,207
Signs	15,070	19,545
Leasehold improvements	130,887	178,888
Construction in progress	3,862	8,167
	340,474	418,084
Less accumulated depreciation and amortization	(212,367)	(224,202)
Net property and equipment	$128,107	$193,882
Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Machinery and equipment	5-7
Store fixtures and furniture	3-7
Vehicles	5
Signs	7
Leasehold improvements	5-15
Depreciation and amortization expense for the years ended March 31, 2015, 2014 and 2013 was $40.2 million, $43.1 million and $40.1 million, respectively.

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
For the fiscal year ended March 31, 2015, the Company continued to experience declining sales and as a result had several stores whose profit contributions were significantly lower than the chain average. This decrease in profit triggered the need for an impairment analysis to be performed. The property and equipment at 56 locations with a net book value of $48.7 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. For the fiscal year ended March 31, 2014, the Company recorded an asset impairment charge as a result of entering into a lease modification to downsize a store after determining that certain of the assets in use would be abandoned. In addition, the Company recorded an asset impairment charge during fiscal 2014 as a result of idling certain store fixtures associated with the Company’s changing product mix. During the fiscal year ended March 31, 2013, the Company had one store whose profit contributions were significantly lower than the chain average due to decreased sales. Based on the above reasons, the carrying amounts of the assets related to these stores were reduced to fair value, resulting in pre-tax charges of $47.9 million, $0.6 million and $0.5 million for the years ended March 31, 2015, 2014 and 2013, respectively.

(j)	Deferred Financing Costs
Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. Debt financing costs are related to the Company’s Amended Facility as discussed in Note 5 below. The Company recognized related amortization expense of deferred financing costs of $0.5 million, $0.6 million and $0.7 million for the years ended March 31, 2015, 2014 and 2013, respectively.

(k)	Self-Insured Liabilities
The Company is self-insured for certain losses related to workers’ compensation, medical insurance, general liability and motor vehicle insurance claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. The following table provides the Company’s stop loss coverage for the fiscal years ended March 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Workers’ Compensation — per occurrence	$300	$300	$300
Workers’ Compensation — per occurrence (OH)	$300	$500	$500
General Liability — per occurrence	$250	$250	$250
Motor Vehicles — per occurrence	$100	$100	$100
Medical Insurance — per participant, per year	$300	$300	$300
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
For leases that contain predetermined fixed escalations of the minimum rent, the related rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as part of deferred rent. Cash or lease incentives received upon entering into certain store leases (tenant allowances) are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The unamortized portion of tenant allowances is recorded as a part of deferred rent. For leases that require contingent rents, management makes an estimate of the contingent rent annually and recognizes the related rent expense on a straight-line basis over the year. As of March 31, 2015 and 2014, deferred rent included in long-term liabilities in the Company’s consolidated balance sheets was $67.9 million and $73.5 million, respectively.
Transaction costs associated with the sale and leaseback of properties and any related deferred gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. The Company does not have any retained or contingent interests in the properties, nor does the Company provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments. At March 31, 2015 and 2014, deferred gains of $1.5 million and $1.7 million, respectively, were recorded in other long term liabilities relating to sale and leaseback transactions.

(m)	Revenue Recognition
The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company recognizes revenue related to the delivery of merchandise at the time the merchandise is delivered. The Company honors returns from customers within 30 days from the date of sale and provides allowances for returns based on historical experience. The Company recorded an allowance for sales returns in accrued liabilities of $0.5 million and $0.6 million at March 31, 2015 and 2014, respectively. The Company recognizes service revenue at the time that evidence of an agreement exists, the service is completed, the price is fixed or determinable and collectability is reasonably assured.
The Company sells gift cards to its customers in its retail stores. The Company does not charge administrative fees on unused gift cards and the Company’s gift cards (other than promotional rebate gift cards) do not have an expiration date. Revenue is recognized from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, referred to as gift card breakage, and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based on historical redemption patterns. Breakage recognized was not material to the Company’s results of operations during fiscal 2015, 2014 or 2013.
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
The information below provides the changes in the Company’s deferred revenue on extended service agreements for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Deferred revenue on extended service agreements:
Balance at beginning of year	$1,423	$1,048	$623
Revenue deferred on new agreements	5,022	5,439	4,111
Revenue recognized	(4,107)	(5,064)	(3,686)
Balance at end of year	$2,338	$1,423	$1,048
 For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element’s relative retail price. The Company frequently offers sales incentives that entitle customers to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. When certain purchase requirements are met, the customer is eligible to receive a hhgregg rebate gift card that may be redeemed on future purchases at hhgregg stores. Rebate gift cards expire six months from the date of issuance. The Company defers revenue at the time an eligible transaction occurs, based on the percentage of gift cards that are projected to be redeemed which includes an estimate of breakage and the relative fair value of the gift cards. The Company recognizes revenue when: (i) a gift card is redeemed by the customer, or (ii) a rebate gift card expires. Deferred revenue related to the rebate gift cards included within accrued liabilities within our Consolidated Balance Sheets was $3.8 million and $3.4 million at March 31, 2015 and 2014, respectively.

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

(o)	Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) includes wages, rent, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, store opening costs, stock-based compensation and other general administrative expenses.
Shipping and handling costs and expenses of $109.0 million, $111.3 million, and $105.9 million for fiscal 2015, 2014 and 2013, respectively, were included in SG&A expenses. Included in these costs were home delivery expenses of $56.7 million, $59.8 million, and $55.9 million for the years ended March 31, 2015, 2014, and 2013, respectively.

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
Advertising costs are expensed as incurred, with the exception of television production costs which are expensed the first time the advertisement is aired. These amounts have been reduced by vendor allowances under cooperative advertising which totaled $32.4 million, $37.0 million, and $43.1 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

(v)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. While the Company is still in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial position, we do not currently expect a material impact on our results of operations, cash flows or financial position.
In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-3) related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our fiscal year beginning April 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Table of Contents

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The underlying investments within the Company’s deferred compensation plan for company-owned life insurance, recorded within Other long-term assets, totaled $1.4 million and $0.7 million as of March 31, 2015 and 2014, respectively, and consist of equity index funds and fixed income assets, which are considered Level 2 in the hierarchy described above.

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
The need for an impairment analysis to be performed was triggered by declining sales and overall profitability in recent periods. For the fiscal year ended March 31, 2015, the Company had several stores whose profit contributions were significantly lower than the chain average due to decreased sales. As a result of these analyses, the property and equipment at 56 locations with a net book value of $48.7 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. During fiscal 2014, the Company recorded an asset impairment charge as a result of entering into a lease modification to downsize a store. In conjunction with the downsize, the Company determined that certain of the assets in use would be abandoned at the time construction to downsize begins, and as a result, determined this to be a triggering event for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value. In addition, the Company recorded an asset impairment charge during fiscal 2014 as a result of idling certain store fixtures. The Company determined this to be a triggering event for an impairment analysis to be performed, and the carrying amount of the assets were reduced to fair value. During fiscal 2013, the Company had one store whose profit contributions were significantly lower than the chain average due to decreased sales. This decrease in profit triggered the need for an impairment analysis to be performed in accordance with guidance on impairment of long-lived assets. The estimated undiscounted future cash flows generated by the store was less than its carrying amount, therefore the carrying amount of the assets related to this store were reduced to fair value.

The following table summarizes the fair value remeasurements recorded during the years ended March 31, 2015, 2014, and 2013 (in millions):

	2015	2014	2013
Carrying value (pre-asset impairment)	$48.7	$1.0	$0.9
Asset impairment loss (included in income from operations)	47.9	0.6	0.5
Remaining net carrying value	$0.8	$0.4	$0.4

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable — trade, accounts receivable — other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments.

(3)	Net (Loss) Income per Share
Net (loss) income per basic share is calculated based on the weighted-average number of outstanding common shares. Net (loss)income per diluted share is calculated based on the weighted-average number of outstanding common shares plus the effect of potential dilutive common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of sha

Table of Contents

res of common stock issuable upon the exercise of stock options and restricted stock units. For the year ended March 31, 2015, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the period and such shares would be antidilutive.
The following table presents net (loss) income per basic and diluted share for the years ended March 31, 2015, 2014 and 2013 (in thousands, except share and per share amounts):

	2015	2014	2013
Net (loss) income (A)	$(132,746)	$228	$25,369
Weighted average outstanding shares of common stock (B)	28,129,596	30,209,928	34,430,641
Dilutive effect of employee stock options and restricted stock units	—	474,061	66,147
Common stock and potential dilutive common shares (C)	28,129,596	30,683,989	34,496,788
Net (loss) income per share:
Basic (A/B)	$(4.72)	$0.01	$0.74
Diluted (A/C)	$(4.72)	$0.01	$0.74
Antidilutive shares not included in the net (loss) income per diluted share calculation for the years ended March 31, 2015, 2014 and 2013 were 3,746,721, 1,225,819 and 3,529,249, respectively.

(4)	Inventories
Net merchandise inventories consisted of the following at March 31, 2015 and 2014 (in thousands):

	2015	2014
Appliances	$119,396	$134,053
Consumer electronics	94,441	108,193
Computers and tablets	24,697	36,039
Home products	18,935	20,257
Net merchandise inventory	$257,469	$298,542

(5)	Debt
A summary of debt at March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Line of credit	$—	$—
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
Pursuant to the Amended Facility, the borrowing base is equal to the sum of (i) 90% of the amount of the eligible commercial accounts, (ii) 90% of the amount of eligible credit card receivables of Gregg Appliances and (iii) 90% of the net recovery percentage multiplied by the value of eligible inventory consistent with the most recent appraisal of such eligible inventory.

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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at March 31, 2015.
As of March 31, 2015 and 2014, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2014, Gregg Appliances had $5.3 million of letters of credit outstanding which expired by December 31, 2014. The total borrowing availability under the Amended Facility was $134.6 million and $169.5 million as of March 31, 2015 and 2014, respectively. The interest rate based on the bank’s prime rate was 3.75% as of March 31, 2015 and 2014.

(6)	Income Taxes
Income tax expense (benefit) for the years ended March 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Current:
Federal	$(9,949)	$1,528	$6,448
State	(692)	(246)	2,008
Total current	(10,641)	1,282	8,456
Deferred:
Federal	33,815	(1,618)	7,163
State	7,587	330	436
Total deferred	41,402	(1,288)	7,599
Total expense (benefit)	$30,761	$(6)	$16,055
Deferred income taxes at March 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Deferred tax assets:
Goodwill for tax purposes	$31,534	$38,447
Accrued expenses	12,341	11,618
Long-term deferred compensation	2,281	2,344
Inventories	—	3,083
Stock-compensation expense	7,239	7,960
Other	2,303	3,856
Credit carryforwards	6,509	239
Net operating loss carryforward	13,979	193
Valuation allowance	(66,122)	—
Total deferred tax assets	10,064	67,740
Deferred tax liabilities:
Property and equipment	(2,986)	25,180
Inventories	(5,903)	—
Other	(1,175)	1,158
Total deferred tax liabilities	(10,064)	26,338
Net deferred tax assets	$—	$41,402
As of March 31, 2015, we had federal and state income tax credit carryforwards of approximately $6.5 million, comprised primarily of an Alternative Minimum Tax (“AMT”) credit of $5.5 million. The AMT credit does not expire and will be carried forward indefinitely. We also have federal net operating loss carryforwards of approximately $31.7 million and state net operating loss carryforwards of approximately $65.5 million. The federal net operating loss will expire in fiscal 2035 if unused prior to that time. The state net operating loss will begin to expire in fiscal 2026 through fiscal 2035 if unused prior to that time as states have varying carryforward periods.
We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. We are required to assess the available positive and negative evidence to estimate if sufficient income will be generated to utilize deferred tax assets. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. A significant piece of negative evidence that we consider is cumulative losses in recent periods. Such evidence is a significant piece of objective negative evidence that is difficult to overcome. While management believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence. The significant negative evidence of our losses generated before income taxes in recent periods and the unfavorable shift in our business could not be overcome by considering other sources of taxable income, which included tax planning strategies. Therefore, we recorded a valuation allowance of $56.9 million during the third quarter of fiscal 2015. As of March 31, 2015, the valuation allowance was increased to $66.1 million. The full valuation allowance will remain until there exists significant objective positive evidence, such as sustained achievement of cumulative profits.

The Company recognizes interest and penalties in income tax expense in its consolidated statements of income. At March 31, 2015 and 2014, the Company had no accrued interest and penalties.
The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2012.
The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2015	2014	2013
Computed “expected” tax (benefit) expense	$(35,695)	$78	$14,498
State income tax (benefit) expense, net of federal income tax impact	(4,295)	49	1,516
Valuation allowance	66,122	—
Stock compensation	2,254	26	—
Other	2,375	(159)	41
	$30,761	$(6)	$16,055

(7)	Stock-based Compensation
Stock Options
The Company maintains stock-based compensation plans which allow for the issuance of non-qualified stock options and restricted stock to officers, other key employees and members of the Board of Directors. On April 12, 2007, the Company’s Board of Directors approved the adoption of the hhgregg, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, awards of restricted stock, awards of restricted stock units, awards of performance units, and stock grants. Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Equity Incentive Plan to 9,000,000. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Equity Incentive Plan unless the Equity Incentive Plan is terminated. The term of the Company’s Equity Incentive Plan commenced on the date of approval by the Company’s Board of Directors and continues until the tenth anniversary of the approval by the Company’s Board of Directors. The Equity Incentive Plan is administered by the Company’s Compensation Committee.
On April 2, 2013, the Company’s Board of Directors approved a one-time voluntary stock option exchange program (the “Offer”), as amended on April 17, 2013. On April 2, 2013, the Company commenced the Offer, which allowed employees to surrender all outstanding and unexercised stock options, whether vested or unvested, that were granted subsequent to July 18, 2007 (the “Eligible Options”), in a one-for-one exchange for new options (the “New Options”). Under the Offer, employees who chose to participate would receive New Options with an exercise price per share equal to the greater of (a) $10.00 or (b) the closing price of the Company’s common stock as reported on the NYSE on the New Option grant date. Additionally, the Offer did not allow partial tenders of any one particular option grant, however employees could choose to exchange some but not all Eligible Option grants held by any optionee. Options granted prior to July 19, 2007 were not eligible for exchange.
The Offer expired on April 30, 2013. Pursuant to the Offer, a total of 58 eligible participants tendered, and the Company accepted for cancellation, options to purchase an aggregate of 898,665 shares of the Company’s common stock. The eligible stock options that were accepted for cancellation represented approximately 31% of the options eligible for participation in the Exchange Offer. Pursuant to the terms and conditions of the Amended Exchange Offer, on May 1, 2013, the Company issued 898,665 New Options in exchange for the tendered stock options. The Company will recognize the incremental expense resulting from this exchange, aggregating $1.4 million, over the three-year vesting period, in accordance with the Offer.
During the years ended March 31, 2015, 2014 and 2013 the Company granted options for 1,133,640, 1,820,805, and 795,000 shares of common stock under the Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $4.06, $7.08, and $5.34 during the 12 months ended March 31, 2015, 2014 and 2013, respectively, as determined using the Black-Scholes model with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.22% - 1.6	0.06% - 1.53	0.56% - 0.69
Dividend yield	—	—	—
Expected volatility	57.0%	63.0%	61.9%
Expected life of the options (years)	4.5	4.5	4.5

The following table summarizes the activity under the Company’s Stock Option Plans for the fiscal year ended March 31, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2014	3,232,208	$13.61
Granted	1,133,640	8.61
Exercised	—	—
Canceled	(504,785)	11.02
Expired	(363,141)	13.10
Outstanding at March 31, 2015	3,497,922	$12.41	4.21	$26
Vested or expected to vest at March 31, 2015	3,363,180	$12.50	4.15	$22
Exercisable at March 31, 2015	1,702,763	$13.87	2.73	$—
During fiscal 2015, 2014 and 2013, $4.2 million, $4.2 million ($2.5 million net of tax) and $5.2 million ($3.1 million net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended March 31, 2014 and 2013 was $2.6 million and $1.6 million, respectively; there were no options exercised during the year ended March 31, 2015. Total unrecognized stock option compensation cost (adjusted for forfeitures) at March 31, 2015 was $5.3 million and is expected to be recognized over a weighted average period of 1.7 years. Net cash proceeds from the exercise of stock options were $5.8 million and $4.4 million in fiscal 2014 and 2013, respectively; there were no proceeds from the exercise of stock options in fiscal 2015. The total grant date fair value of stock options vested during the years ended March 31, 2015, 2014 and 2013 was $4.1 million, $2.6 million and $5.3 million, respectively.

Time Vested Restricted Stock Units
During the years ended March 31, 2015, 2014 and 2013 the Company granted 45,150, 30,595 and 93,900 time vested restricted stock units (“RSUs”) under the Equity Incentive Plan to certain employees and directors of the Company. The time vested RSUs vest three years from the date of grant. Upon vesting, the outstanding number of time vested RSUs will be converted into shares of common stock. Time vested RSUs are forfeited if they have not vested before the employment of the participant terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the time vested RSU and the termination of employment. The fair value of time vested RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the time vested RSUs issued during the fiscal year ended March 31, 2015 was $9.17. Total unrecognized compensation cost for the time vested RSUs (adjusted for forfeitures) at March 31, 2015 was $0.7 million and is expected to be recognized over a weighted average period of 1.35 years.

The following table summarizes time vested RSU vesting activity for the fiscal year ended March 31, 2015:

Nonvested RSU’s	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Nonvested at March 31, 2014	143,503	$12.72
Granted	45,150	9.17
Vested	(56,100)	14.16
Forfeited	(5,600)	10.86
Nonvested at March 31, 2015	126,953	$11.07	1.35	$—

(8)	Leases
The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Minimum rentals	$90,773	$91,174	$89,407
Contingent rentals	13	52	74
Total rent expense	$90,786	$91,226	$89,481
Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2015 (in thousands):

Rental Payments
Payable in fiscal year:
2016	$90,797
2017	89,429
2018	84,606
2019	79,941
2020	71,298
Thereafter	112,635
Total required payments	$528,706
Total minimum rental lease payments have not been reduced by minimum sublease rent income of approximately $0.6 million due under future noncancelable subleases.

(9)	Employee Benefit Plans
The Company sponsors a 401(k) retirement savings plan (the “Plan”) covering all employees who have attained the age of 21 and have worked at least 1000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.7 million, $0.6 million, and $0.9 million for the years ended March 31, 2015, 2014, and 2013, respectively.
During the fiscal year ended March 31, 2014, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the the plan was $1.4 million and $0.7 million at March 31, 2015 and 2014, respectively and is included in “Other long-term liabilities”. Total expense recorded under the plan was $0.2 million and $0.1 million for fiscal years ended March 31, 2015 and 2014, respectively.

The Company has another unfunded, non-qualified deferred compensation plan for members of executive management which was frozen during the fiscal year ended March 31, 2014. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. Amounts accrued in other long-term liabilities at March 31, 2015 and 2014 were $4.5 million and $5.3 million. The Company made distributions of $0.6 million and $0.2 million for the years ended March 31, 2015 and 2014, respectively. The Company recorded forfeitures of $0.2 million for the year ended March 31, 2015. The Company recorded $0.2 million in expense related to this plan for the years ended March 31, 2014 and 2013 representing interest earned, but did not contribute additional amounts as the Company did not achieve the predetermined operating results target prior to the date which the plan was frozen.

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
The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2015 and 2014 (in thousands, except net (loss) income per share data). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements.

	For the Year Ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$472,293	$505,862	$665,616	$485,603
Cost of goods sold	331,954	358,817	486,114	346,651
Gross profit	140,339	147,045	179,502	138,952
Selling, general and administrative expenses	116,589	119,112	132,563	120,127
Net advertising expense	27,224	33,049	38,915	29,638
Depreciation and amortization expense	10,475	10,823	10,062	8,840
Asset impairment charge	—	—	42,987	4,882
Loss from operations	(13,949)	(15,939)	(45,025)	(24,535)
Other expense (income):
Interest expense	629	678	615	678
Interest income	(5)	(2)	(47)	(9)
Total other expense	624	676	568	669
Loss before income taxes	(14,573)	(16,615)	(45,593)	(25,204)
Income tax (benefit) expense	(4,304)	(6,231)	41,272	24
Net loss	$(10,269)	$(10,384)	$(86,865)	$(25,228)
Net loss per share
Basic	$(0.36)	$(0.37)	$(3.10)	$(0.91)
Diluted	$(0.36)	$(0.37)	$(3.10)	$(0.91)

	For the Year Ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$524,922	$568,315	$707,053	$538,280
Cost of goods sold	370,157	400,365	517,773	385,736
Gross profit	154,765	167,950	189,280	152,544
Selling, general and administrative expenses	119,309	120,389	132,360	121,892
Net advertising expense	25,896	30,539	36,964	30,780
Depreciation and amortization expense	11,038	10,406	10,785	10,891
Asset impairment charge	—	—	310	303
(Loss) income from operations	(1,478)	6,616	8,861	(11,322)
Other expense (income):
Interest expense	604	557	695	609
Interest income	(5)	(2)	(2)	(1)
Total other expense	599	555	693	608
(Loss) income before income taxes	(2,077)	6,061	8,168	(11,930)
Income tax (benefit) expense	(817)	2,382	3,120	(4,691)
Net (loss) income	$(1,260)	$3,679	$5,048	$(7,239)
Net (loss) income per share
Basic	$(0.04)	$0.12	$0.17	$(0.25)
Diluted	$(0.04)	$0.12	$0.17	$(0.25)

(12)	Stock Repurchase Program
On May 14, 2014, the Company’s Board of Directors authorized a stock repurchase program (the “May 2014 Program”) allowing the Company to repurchase up to $40 million of its common stock. The stock repurchase program allows the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expires on May 20, 2015. The previous stock repurchase program expired on May 22, 2014.
The following table shows the number and cost of shares repurchased during the twelve months ended March 31, 2015 and 2014, respectively ($ in thousands):

	Years Ended
	March 31, 2015	March 31, 2014
May 2014 Program
Number of shares repurchased	835,510	—
Cost of shares repurchased	$5,281	$—
May 2013 Program
Number of shares repurchased	—	3,488,882
Cost of shares repurchased	$—	$49,145
As of March 31, 2015, the Company had $34.7 million remaining under the May 2014 Program. The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying consolidated balance sheets.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance.
See the information set forth in the sections entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance Matters and Committees of the Board,” “Report of the Audit Committee of the Board of Directors,” “Nominees for Election to our Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Non-Director Named Officers” in our proxy statement for the 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015 (the “2015 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	Executive Compensation.
See information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Employment Agreements” and “Executive Compensation” in the 2015 Proxy Statement which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2015 Proxy Statement, which is incorporated herein by reference.
For information required by Item 201(d) of Regulation S-K, please refer to Item 5 under Part II of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
See the information provided under the captions “Proposal No. 1 — Election of Directors,” “Corporate Governance Matters and Committees of the Board of Directors” and “Certain Relationships and Related Party Transactions” in the 2015 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.
See the information provided under the caption “Proposal No. 2 — Ratification of Appointment of our Independent Registered Public Accountants” in the 2015 Proxy Statement, which is incorporated herein by reference.

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

10.30 (8)	Amendment No. 1 to Trademark Collateral Assignment and Security Agreement, dated March 29, 2011, between Gregg Appliances and Wells Fargo Bank, National Association.

10.31 (9) +	Employment Agreement, dated September 13, 2011, between Gregg Appliances, Inc. and Trent Taylor.

Exhibit Number	Description of Document
10.34 (11)
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

10.36 (13) +	Employment Agreement, dated May 20, 2013, between Gregg Appliances, Inc. and Andrew S. Giesler.

10.37 (14) +	Employment Agreement, dated January 5, 2015, between Gregg Appliances, Inc. and Keith M. Zimmerman.

14.1 (1)	Finance Code of Ethics.

21.1(1)	List of our Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ++	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following materials from hhgregg, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for fiscal years ended March 31, 2015, 2014 and 2013, (2)Consolidated Balance Sheets as of March 31, 2015 and 2014, (3) Consolidated Statements of Stockholders’ Equity for fiscal years ended March 31, 2015, 2014 and 2013, (4) Consolidated Statements of Cash Flows for fiscal years ended March 31, 2015, 2014 and 2013 and (5) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on April 18, 2007.

(2)	Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-142181) filed with the SEC on June 29, 2007.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2008.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2009.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2011.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2011.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 23, 2012.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2014.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2014.

*
Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, as amended, and otherwise are not subject to liability under those sections.

+	Indicates management contract or compensation plan or arrangement.

++
This exhibit shall not be deemed “filed” for purposes of Section 18 as the Exchange Act, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHGREGG, INC.

By:	/s/ DENNIS L. MAY
Dennis L. May President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ROBERT J. RIESBECK
Robert J. Riesbeck Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 15, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DENNIS L. MAY	President and Chief Executive Officer	May 15, 2015
Dennis L. May	(Principal Executive Officer)

/s/ ROBERT J. RIESBECK	Chief Financial Officer	May 15, 2015
Robert J. Riesbeck	(Principal Financial and Accounting Officer)

/s/ GREGORY M. BETTINELLI	Director	May 15, 2015
Gregory M. Bettinelli

/s/ LAWRENCE P. CASTELLANI	Director	May 15, 2015
Lawrence P. Castellani

/s/ BENJAMIN D. GEIGER	Director	May 15, 2015
Benjamin D. Geiger

/s/ CATHERINE A. LANGHAM	Director	May 15, 2015
Catherine A. Langham

/s/ JOHN M. ROTH	Director	May 15, 2015
John M. Roth

/s/ MICHAEL L. SMITH	Chairman of the Board and Director	May 15, 2015
Michael L. Smith

/s/ PETER M. STARRETT	Director	May 15, 2015
Peter M. Starrett

/s/ KATHLEEN C. TIERNEY	Director	May 15, 2015
Kathleen C. Tierney

/s/ DARELL E. ZINK	Director	May 15, 2015
Darell E. Zink