Form 10-Q
period 2015-06-30
hhgregg, Inc.
filed 2015-08-06
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of August 3, 2015 was 27,707,978.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended June 30, 2015

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
	(In thousands, except share and per share data)
Net sales	$441,063	$472,293
Cost of goods sold	306,706	331,954
Gross profit	134,357	140,339
Selling, general and administrative expenses	111,104	116,589
Net advertising expense	23,054	27,224
Depreciation and amortization expense	8,369	10,475
Loss from operations	(8,170)	(13,949)
Other expense (income):
Interest expense	590	629
Interest income	(5)	(5)
Total other expense	585	624
Loss before income taxes	(8,755)	(14,573)
Income tax benefit	—	(4,304)
Net loss	$(8,755)	$(10,269)
Net loss per share
Basic	$(0.32)	$(0.36)
Diluted	$(0.32)	$(0.36)
Weighted average shares outstanding-basic and diluted	27,680,209	28,444,948
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	March 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$9,742	$30,401
Accounts receivable—trade, less allowances of $13 and $19 as of June 30, 2015 and March 31, 2015, respectively	17,178	11,901
Accounts receivable—other	16,109	16,715
Merchandise inventories, net	324,551	257,469
Prepaid expenses and other current assets	10,229	6,581
Income tax receivable	5,345	5,326
Total current assets	383,154	328,393
Net property and equipment	123,985	128,107
Deferred financing costs, net	1,661	1,796
Deferred income taxes	7,816	6,489
Other assets	2,914	2,844
Total long-term assets	136,376	139,236
Total assets	$519,530	$467,629
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167,108	$112,143
Customer deposits	49,737	48,742
Accrued liabilities	52,161	46,723
Deferred income taxes	7,816	6,489
Total current liabilities	276,822	214,097
Long-term liabilities:
Deferred rent	66,107	67,935
Other long-term liabilities	10,870	12,009
Total long-term liabilities	76,977	79,944
Total liabilities	353,799	294,041
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,204,660 and 41,161,753 shares issued; and 27,707,978 and 27,665,071 outstanding as of June 30, 2015 and March 31, 2015, respectively	4	4
Additional paid-in capital	302,578	301,680
Retained earnings	13,377	22,132
Common stock held in treasury at cost 13,496,682, shares as of June 30, 2015 and March 31, 2015	(150,228)	(150,228)
Total stockholders’ equity	165,731	173,588
Total liabilities and stockholders’ equity	$519,530	$467,629
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,755)	$(10,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,369	10,475
Amortization of deferred financing costs	135	134
Stock-based compensation	898	1,469
Gain on sales of property and equipment	(78)	(27)
Deferred income taxes	—	9,128
Tenant allowances received from landlords	580	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(5,277)	(4,905)
Accounts receivable—other	46	(736)
Merchandise inventories	(67,082)	(65,710)
Income tax receivable	(19)	(13,310)
Prepaid expenses and other assets	(3,645)	98
Accounts payable	55,081	24,685
Customer deposits	995	6,877
Income tax payable	—	(122)
Accrued liabilities	5,438	3,670
Deferred rent	(1,848)	(1,803)
Other long-term liabilities	(1,072)	(385)
Net cash used in operating activities	(16,234)	(40,731)
Cash flows from investing activities:
Purchases of property and equipment	(4,304)	(4,430)
Proceeds from sales of property and equipment	11	33
Purchases of corporate-owned life insurance	(73)	(218)
Net cash used in investing activities	(4,366)	(4,615)
Cash flows from financing activities:
Purchases of treasury stock	—	(976)
Net (repayments) borrowings on inventory financing facility	(59)	1,305
Net cash (used in) provided by financing activities	(59)	329
Net decrease in cash and cash equivalents	(20,659)	(45,017)
Cash and cash equivalents
Beginning of period	30,401	48,164
End of period	$9,742	$3,147
Supplemental disclosure of cash flow information:
Interest paid	$459	$489
Income taxes paid	$19	$—
Capital expenditures included in accounts payable	$1,352	$1,533
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended June 30, 2015
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2015	27,665,071	$—	$4	$301,680	$22,132	$(150,228)	$173,588
Net loss					(8,755)		(8,755)
Vesting of RSUs, net of tax withholdings	42,907	—	—	—	—	—	—
Stock compensation expense	—	—	—	898	—	—	898
Balance at June 30, 2015	27,707,978	$—	$4	$302,578	$13,377	$(150,228)	$165,731
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (“hhgregg” or the “Company”) is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 227 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. The Company operates in one reportable segment.
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg and the notes thereto for the fiscal year ended March 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2015.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The original standard was to be effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. While the Company is still in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial position, the Company does not currently expect a material impact on its results of operations, cash flows or financial position.
In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-3) related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. The Company will adopt this pronouncement for its fiscal year beginning April 1, 2016. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

(2)	Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at June 30, 2015 and March 31, 2015 (in thousands):

	June 30, 2015	March 31, 2015
Machinery and equipment	$26,117	$25,956
Store fixtures and furniture	165,839	162,737
Vehicles	1,962	1,962
Signs	15,171	15,070
Leasehold improvements	133,179	130,887
Construction in progress	2,404	3,862
	344,672	340,474
Less accumulated depreciation and amortization	(220,687)	(212,367)
Net property and equipment	$123,985	$128,107

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and restricted stock units. For the three months ended June 30, 2015 and 2014, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the period and such shares would be antidilutive.
The following table presents net loss per basic and diluted share for the three months ended June 30, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2015	June 30, 2014
Net loss (A)	$(8,755)	$(10,269)
Weighted average outstanding shares of common stock (B)	27,680,209	28,444,948
Dilutive effect of employee stock options and restricted stock units	—	—
Common stock and potential dilutive common shares (C)	27,680,209	28,444,948
Net (loss) income per share:
Basic (A/B)	$(0.32)	$(0.36)
Diluted (A/C)	$(0.32)	$(0.36)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended June 30, 2015 and 2014 were 3,537,511 and 3,527,896, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at June 30, 2015 and March 31, 2015 (in thousands):

	June 30, 2015	March 31, 2015
Appliances	$167,738	$119,396
Consumer electronics	116,175	94,441
Computers and tablets	20,932	24,697
Home products	19,706	18,935
Net merchandise inventory	$324,551	$257,469

(6)	Debt
A summary of debt at June 30, 2015 and March 31, 2015 is as follows (in thousands):

	June 30, 2015	March 31, 2015
Line of credit	$—	$—
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
Under the Amended Facility, Gregg Appliances is not required to comply with any financial maintenance covenant. However, if “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $20.0 million during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.
Pursuant to the Amended Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at June 30, 2015.
As of June 30, 2015 and March 31, 2015, Gregg Appliances had no borrowings outstanding under the Amended Facility and $6.5 million of letters of credit outstanding, which expire through December 31, 2015. The total borrowing availability under the Amended Facility was $181.9 million and $134.6 million as of June 30, 2015 and March 31, 2015, respectively. The interest rate based on the bank’s prime rate was 4.0% and 3.75% as of June 30, 2015 and March 31, 2015, respectively.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the three months ended June 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2015	3,497,922	$12.41
Granted	274,626	3.83
Exercised	—	—
Canceled	(12,500)	8.46
Expired	(387,505)	12.70
Outstanding at June 30, 2015	3,372,543	$11.69
During the three months ended June 30, 2015, the Company granted options exercisable for 274,626 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $1.85 during the three months ended June 30, 2015, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.39% - 1.55%
Dividend yield	—
Expected volatility	58.9%
Expected life of the options (years)	4.5
Forfeitures	9.30%

Time Vested Restricted Stock Units
During the three months ended June 30, 2015, the Company granted 365,662 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The RSUs vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as an employee or director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the three months ended June 30, 2015 was $3.82.
The following table summarizes RSU vesting activity for the three months ended June 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	126,953	$11.07
Granted	365,662	3.82
Vested	(58,900)	10.86
Forfeited	—	—
Nonvested at June 30, 2015	433,715	$4.99

8) Share Repurchase Program
On May 14, 2014, the Company’s Board of Directors authorized a new share repurchase program, which became effective on May 20, 2014 (the “May 2014 Program”), allowing the Company to repurchase up to $40 million of its common stock. The May 2014 Program allowed the Company to purchase its common stock on the open market or in privately negotiated transactions in accordance with applicable laws and regulations, and expired on May 20, 2015.
The following table shows the number and cost of shares repurchased during the three months ended June 30, 2015 and 2014, respectively ($ in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
May 2014 Program
Number of shares repurchased	—	102,705
Cost of shares repurchased	$—	$976
The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

9) Subsequent Event
The Company is the defendant in a class action lawsuit captioned, Dwain Underwood, on behalf of himself and all others similarly situated v. Gregg Appliances, Inc. and hhgregg, Inc., filed in the Superior Court in Marion County, Indiana, where a former employee alleged that the Company breached a contract by failing to correctly calculate his (and other class members) incentive bonus.  On July 9, 2014, the judge granted the plaintiff’s motion for class certification, and on July 17, 2015, the judge granted the plaintiff’s motion for summary judgment, although no finding on damages has yet been made.  The Company intends to appeal the court’s decision.  If the Company does not ultimately prevail in this case, the potential liability is approximately $2.4 million based on those individuals included in the class, excluding interest and other fees which cannot be determined at this time. The Company believes the loss is not probable, and thus, as of June 30, 2015, a liability has not been recorded for this matter.

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
Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2015, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 15, 2015.
Overview
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 227 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2016 fiscal year is the 12 month period ending on March 31, 2016.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, a large selection of televisions, as well as, computers, consumer electronics, furniture, mattresses, and tablets. Appliance and consumer electronics sales comprised 89% and 88% of our net sales mix for the three months ended June 30, 2015 and 2014, respectively.
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

In response to the declines in our overall comparable store sales, we developed three major initiatives for fiscal 2016. These include enhancing our revenue opportunities, marketing reduction and re-allocation and right-sizing our expense structure.

Our first initiative for fiscal 2016 is to continue to enhance our revenue opportunities. The appliance category will continue to be the centerpiece of our business, and as such, we will continue to drive specific initiatives around the category. We will continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are not currently in our hhgregg stores and historically have improved our appliance revenues in stores. We will also continue to refine our product assortments by geography to better match our inventory with geographic preferences. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Ups experienced a 9.5% increase for the twelve-month period ended March 31, 2015 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption expenditures for home appliances increased 0.2% from $45.7 billion in calendar 2013 to $45.8 billion in 2014. We expect that as the U.S. housing market and general economy improves, the appliance industry will experience increases in demand. While this data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates. Within the video category, we will continue to focus our selling strategies on larger screen sized Ultra HD 4k TVs. The U.S. Consumer Electronics Sales & Forecasts published by the Consumer Electronics Association in January 2015 indicates a projected 208% increase in unit sales for Ultra HD 4k TVs, and an overall 2.5% increase in consumer electronics for calendar 2015. Within the computer and tablet category, we will reset our departments and continue to right size our inventory. The U.S. Consumer Electronics Sales & Forecasts published by the Consumer Electronics Association in January 2015 indicates a projected 1.3% increase in PCs and printers and a modest 0.7% decrease in sales of tablets for calendar 2015. Within the home products category, we will continue to refine our assortment and focus on the areas within furniture that are driving the greatest productivity.

Our second initiative for fiscal 2016 is to reduce and re-allocate our marketing spend. Beginning in fiscal 2015, we engaged outside consultants to assist us in reviewing the effectiveness of our advertising mediums. As a result of that review, we have made the strategic decision to reduce the less effective medium, increased investments in more effective mediums, and reduced our gross marketing spend by more than $20 million primarily due to reductions in print media. During fiscal 2015, we spent approximately $160 million on advertising expenses. Historically, we had advertising inserts in every Sunday newspaper and many of the Thursday papers in each of our markets. We expect to significantly reduce our newspaper insert advertising. While we will reduce our overall spend, we will increase our investments in digital and television advertising. During the quarter, we reduced gross marketing spend by $5.4 million.

Our third initiative for fiscal 2016 is a reduction in our overall selling, general and administrative ("SG&A") cost structure. We have specific plans to reduce our overall SG&A expenses at an annualized rate of $30 million. We are currently reviewing all aspects of our SG&A expense structure to better manage expenses. This is inclusive of store-level, corporate and logistics expenses. In addition to the expense reductions already identified, we are working towards additional expense reductions throughout fiscal 2016. Additionally, we have begun a thorough review of our inventory productivity and are analyzing ways to more effectively utilize inventory and maximize inventory turns. We expect inventory per store balances to be lower on a year over year basis throughout fiscal 2016. Through optimization of in-store inventory levels and rationalizing our distribution footprint, we expect to reduce average inventory by more than $50 million.

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

We believe our products are rich in features and innovation. We believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We focus our product assortment on big box items and we follow up on the customer purchase experience by offering delivery capabilities on many of our products and in-home installation service.

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

•
Housing turnover decreased 2.8% in 2014 after a 9.0% increase in 2013, according to The National Association of Realtors and U.S. Census Bureau. Growth in 2014 was restrained by an increase in mortgage rates and harsh winter weather. Turnover is generally expected to increase in 2015, supported by a strengthening job market, rising incomes and historically low mortgage rates.

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A

    Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances increased 0.2% from $45.7 billion in 2013 to $45.8 billion in 2014. Major household appliances, such as refrigerators, stovetops, dishwashers and washer and dryers, account for approximately 86.4% of the $39.6 billion of total appliance sales in 2014. For the three months ended June 30, 2015, we generated 59% of total product sales from the sale of appliances, compared to 57% for the three months ended June 30, 2014.

The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. During fiscal 2015 the video industry experienced a stronger innovation cycle. As a result, we experienced higher average selling prices in the category as consumer preference shifted towards new products such as OLED and Ultra HD 4k TVs and larger screen sizes. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We have added product SKUs related to connected devices, and will continue to utilize product innovations in this category to generate traffic. Despite the new technology innovations we may continue to experience a decline in overall consumer electronics sales. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic. While the direction of consumer electronics sales are not certain, we believe there is opportunity for growth based on the following statistical information. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $217.4 billion in 2014, a 3.2% increase from 2013. From this total, televisions accounted for $38.3 billion compared to $37.3 billion in the prior year, and personal computers and equipment accounted for $56.5 billion compared to $53.8 billion in the prior year. For the three months ended June 30, 2015, we generated 30% of total product sales from the sale of consumer electronics, compared to 31% for the three months ended June 30, 2014.

In previous years, we have introduced new products to offset falling market demand and market share losses of our product categories. We will continue to monitor the performance of these new categories, along with market share shifts between the competitive set in our existing categories. During fiscal 2014 we expanded our newest product categories within home products by adding additional room settings, additional mattresses and dinette sets. We will continue to refine our assortment in the furniture category by expanding our selection from one brand to several brands. We expect to test various products such as other types of home furniture including, but not limited to, outdoor casual living and bedroom pieces. As we are currently experiencing growth in this product category, we are optimistic about the growth experienced by the industry as well. With these changes, we continue to lose overall market share but at a lower pace than we did previously. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $97.3 billion in 2014, an increase of 2.9% from $94.5 billion in 2013. For the three months ended June 30, 2015, we generated 6% of total product sales from the sale of furniture and mattresses compared to 5% for the three months ended June 30, 2014. For fiscal 2016 we plan to expand our offerings in this product category.
Seasonality. Our business is seasonal, with a higher portion of net sales, operating costs, and operating profit realized during the quarter that ends December 31st due to the overall demand for consumer electronics during the holiday shopping season. Appliance sales are impacted by seasonal weather patterns, but are less seasonal than our electronics business and helps to offset the seasonality of our overall business.

Critical Accounting Policies
We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2015 in our latest Annual Report on Form 10-K filed with the SEC on May 15, 2015. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2015.

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended
	June 30,
(unaudited)	2015	2014
Net sales	$441,063	$472,293
Net sales % decrease	(6.6)%	(10.0)%
Comparable store sales % decrease (1)	(6.3)%	(10.2)%
Gross profit as a % of net sales	30.5%	29.7%
SG&A as a % of net sales	25.2%	24.7%
Net advertising expense as a % of net sales	5.2%	5.8%
Depreciation and amortization expense as a % of net sales	1.9%	2.2%
Loss from operations as a % of net sales	(1.9)%	(3.0)%
Net interest expense as a % of net sales	0.1%	0.1%
Income tax expense as a % of net sales	—%	(0.9)%
Net loss	$(8,755)	$(10,269)
Net loss per diluted share	$(0.32)	$(0.36)
Weighted average shares outstanding—diluted	27,680,209	28,444,948
Number of stores open at the end of period	227	229

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $8.8 million for the three months ended June 30, 2015, or $0.32 per diluted share, compared with net loss of $10.3 million, or $0.36 per diluted share, for the comparable prior year period. Net sales for the three months ended June 30, 2015 decreased 6.6% to $441.1 million from $472.3 million in the comparable prior year period. The improvement in our net loss compared to the prior year period is the due to an improvement in our gross profit margin compared to the prior year and the effective management of our cost structure and net advertising expense.
Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2015 and 2014 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Appliances	59%	57%	(2.2)%	(2.0)%
Consumer electronics (1)	30%	31%	(8.3)%	(18.7)%
Computers and tablets	5%	7%	(42.0)%	(29.5)%
Home products (2)	6%	5%	12.1%	(0.5)%
Total	100%	100%	(6.3)%	(10.2)%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three months ended June 30, 2015 was driven by decreases in computers and tablets, consumer electronics and appliances slightly offset by an increase in home products. The comparable store sales decline in the appliance category is primarily due to a decline in average selling prices and units sold. The consumer electronics category comparable store sales decline was primarily due to a decline in units sold offset slightly by an increase in average selling price. The decrease of 42% in comparable store sales for the computers and tablets category for the three month period was driven by a decrease in unit demand and average selling prices. The increase of 12.1% in comparable store sales for the home products category was largely a result of an increase in unit demand and average selling prices.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Gross profit margin, expressed as gross profit as a percentage of net sales, increased for the three months ended June 30, 2015 to 30.5% from 29.7% for the comparable prior year period. The increase was a result of a favorable product sales mix to categories with higher gross margin rates and increases in gross profit margin rates for the consumer electronics, computers and tablets and home products categories.
SG&A expense, as a percentage of net sales, increased 50 basis points for the three months ended June 30, 2015 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was the result of a 77 basis points increase in consulting expenses to assist in rationalizing our marketing spend, optimizing our logistics network and accelerating our transformation efforts. During the quarter, we incurred $3.9 million in fees associated with consulting expenses to assist in the transformation efforts. Occupancy costs had a 48 basis points increase due to the deleveraging effect of the net sales decline and bank transaction fees had a 38 basis points increase associated with higher cost financing options offered to our customers and higher private label credit card penetration. These increases were partially offset by a 47 basis point decrease in wages due to our continuing effort to drive efficiencies in our labor structure and a 35 basis point decrease in employee benefits due to a reduction of medical expense.
Net advertising expense, as a percentage of net sales, decreased 54 basis points during the three months ended June 30, 2015 compared to the prior year period. The decrease from the prior year was due to a reduction of gross advertising spend primarily driven by reductions in print media along with the rebalancing of spending among the different advertising mediums.
Depreciation expense, as a percentage of net sales, decreased 32 basis points during the three months ended June 30, 2015 compared to the prior year period. The reduction of expense was the result of a lower asset base to depreciate due to the $47.9 million asset impairment charge recorded in fiscal 2015.
For the three months ended June 30, 2014, we recorded a $4.3 million income tax benefit due to our operating loss. For the three months ended June 30, 2015, we did not record an income tax expense or benefit due to our full income tax valuation allowance.

Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Net cash used in operating activities	$(16,234)	$(40,731)
Net cash used in investing activities	(4,366)	(4,615)
Net cash (used in) provided by financing activities	(59)	329
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
During the first three months of fiscal 2016, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2016 have been funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Used In Operating Activities. Net cash used in operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash used in operating activities was $16.2 million and $40.7 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in cash used in operating activities is primarily due to an increase in accounts payable due to timing of vendor payments, coupled with the lower net loss experienced in the current year compared to the prior year period.
Cash Used In Investing Activities. Net cash used in investing activities was $4.4 million and $4.6 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in cash used in investing activities is due to a slight decrease in capital expenditures. In the three months ended June 30, 2015, we opened one new store and invested in infrastructure and e-commerce. In the three months ended June 30, 2014, we opened one new store and began construction on projects completed in the second quarter of fiscal 2015.
Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities was $(0.1) million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. The increase in cash used in financing activities is due to the repayments on the inventory financing facility partially offset by the treasury stock repurchases of $1.0 million during the quarter ended June 30, 2014.
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
Under the Amended Facility, Gregg Appliances is not required to comply with any financial maintenance covenant. However, if “excess availability” is less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $20.0 million during the continuance of which event Gregg Appliances is subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0.
Pursuant to the Amended Facility, if Gregg Appliances has “excess availability” of less than 12.5% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at June 30, 2015.
As of June 30, 2015 and March 31, 2015, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of June 30, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. The total borrowing availability under the Amended Facility was $181.9 million and $134.6 million as of June 30, 2015 and March 31, 2015, respectively. The interest rate based on the bank’s prime rate was 4.0% and 3.75% as of June 30, 2015 and March 31, 2015. respectively.
Inventory Financing Facility. We have an inventory financing facility, which is a $10 million unsecured credit line that is non-interest bearing and is not collateralized with the inventory purchased. The facility includes customary covenants as well as customary events of default.
Long Term Liquidity. Anticipated cash flows from operations and funds available from our Amended Facility, together with cash on hand, is expected to provide sufficient funds to finance our operations for the next 12 months. There have been no material changes to the terms of our purchase agreements with inventory suppliers. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, reduced vendor terms, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions.
Contractual Obligations
There have been no significant changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2015 in our latest Annual Report on Form 10-K filed with the SEC on May 15, 2015 for additional information regarding our contractual obligations.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, the Company's estimates of cash flows for purposes of impairment charges, the Company's ability to manage costs, ability to execute on our 2016 initiatives, innovation in the video industry, the impact and amount of non-cash charges, and shifts in the Company's sales mix. hhgregg has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While hhgregg believes these expectations, assumptions, estimates and projections are reasonable, these forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond its control. These and other important factors may cause hhgregg's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from hhgregg's expectations are: the ability to successfully execute its strategies and initiatives, particularly in the sales mix shift and consumer electronics category; its ability to maintain a positive brand perception and recognition; the failure of manufacturers to introduce new products and technologies; competition in existing, adjacent and new metropolitan markets; its ability to maintain the security of customer, associate and Company information; its ability to roll out new financing offers to customers; its ability to effectively manage and monitor its operations, costs and service quality; its ability to maintain and upgrade its information technology systems; its ability to maintain and develop multi-channel sales and marketing strategies; competition from internet retailers; its ability to meet delivery schedules; the effect of general and regional economic and employment conditions on its net sales; its ability to attract and retain qualified sales personnel; its ability to meet financial performance guidance; its ability to generate sufficient cash flows to recover the fair value of long-lived assets and recognize deferred tax assets; its reliance on a small number of suppliers; its ability to negotiate with its suppliers to provide product on a timely basis at competitive prices; changes in legal and/or trade regulations, currency fluctuations and prevailing interest rates; and the potential for litigation. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, these forward looking statements are projections only and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 15, 2015. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of June 30, 2015, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of June 30, 2015, we had no outstanding borrowings on our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 15, 2015. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended June 30, 2015, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Dated: August 6, 2015