Form 10-Q
period 2015-09-30
hhgregg, Inc.
filed 2015-11-05
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-33600

hhgregg, Inc.
(Exact name of registrant as specified in its charter)

Indiana	47-4850538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4151 East 96th Street Indianapolis, IN	46240
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of November 2, 2015 was 27,707,978.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended September 30, 2015

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except share and per share data)
Net sales	$486,876	$505,862	$927,939	$978,154
Cost of goods sold	348,231	358,817	654,937	690,770
Gross profit	138,645	147,045	273,002	287,384
Selling, general and administrative expenses	113,479	119,112	224,583	235,701
Net advertising expense	26,254	33,049	49,308	60,273
Depreciation and amortization expense	8,391	10,823	16,760	21,298
Loss from operations	(9,479)	(15,939)	(17,649)	(29,888)
Other expense (income):
Interest expense	649	678	1,239	1,307
Interest income	(2)	(2)	(7)	(7)
Total other expense	647	676	1,232	1,300
Loss before income taxes	(10,126)	(16,615)	(18,881)	(31,188)
Income tax benefit	—	(6,231)	—	(10,535)
Net loss	$(10,126)	$(10,384)	$(18,881)	$(20,653)
Net loss per share
Basic and diluted	$(0.37)	$(0.37)	$(0.68)	$(0.73)
Weighted average shares outstanding-basic and diluted	27,707,978	28,394,164	27,694,169	28,419,417
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	March 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$34,877	$30,401
Accounts receivable—trade, less allowances of $5 and $19 as of September 30, 2015 and March 31, 2015, respectively	11,556	11,901
Accounts receivable—other	14,383	16,715
Merchandise inventories, net	288,690	257,469
Prepaid expenses and other current assets	5,381	6,581
Income tax receivable	706	5,326
Total current assets	355,593	328,393
Net property and equipment	118,463	128,107
Deferred financing costs, net	1,526	1,796
Deferred income taxes	7,816	6,489
Other assets	2,905	2,844
Total long-term assets	130,710	139,236
Total assets	$486,303	$467,629
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,840	$112,143
Customer deposits	50,851	48,742
Accrued liabilities	52,454	46,723
Deferred income taxes	7,816	6,489
Total current liabilities	254,961	214,097
Long-term liabilities:
Deferred rent	63,887	67,935
Other long-term liabilities	11,128	12,009
Total long-term liabilities	75,015	79,944
Total liabilities	329,976	294,041
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,204,660 and 41,161,753 shares issued; and 27,707,978 and 27,665,071 outstanding as of September 30, 2015 and March 31, 2015, respectively	4	4
Additional paid-in capital	303,300	301,680
Retained earnings	3,251	22,132
Common stock held in treasury at cost 13,496,682, shares as of September 30, 2015 and March 31, 2015	(150,228)	(150,228)
Total stockholders’ equity	156,327	173,588
Total liabilities and stockholders’ equity	$486,303	$467,629
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2015	September 30, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,881)	$(20,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,760	21,298
Amortization of deferred financing costs	270	269
Stock-based compensation	1,684	2,547
Loss on sales of property and equipment	52	166
Deferred income taxes	—	470
Tenant allowances received from landlords	721	306
Changes in operating assets and liabilities:
Accounts receivable—trade	345	(329)
Accounts receivable—other	1,631	(1,262)
Merchandise inventories	(31,221)	(37,157)
Income tax receivable	4,620	(8,344)
Prepaid expenses and other assets	1,217	(121)
Accounts payable	29,461	30,350
Customer deposits	2,109	7,288
Income tax payable	—	(122)
Accrued liabilities	5,667	350
Deferred rent	(4,068)	(3,662)
Other long-term liabilities	(747)	(469)
Net cash provided by (used in) operating activities	9,620	(9,075)
Cash flows from investing activities:
Purchases of property and equipment	(8,118)	(11,059)
Proceeds from sales of property and equipment	62	43
Purchases of corporate-owned life insurance	(78)	(384)
Net cash used in investing activities	(8,134)	(11,400)
Cash flows from financing activities:
Purchases of treasury stock	—	(976)
Net borrowings on inventory financing facility	2,990	13,844
Net cash provided by financing activities	2,990	12,868
Net increase (decrease) in cash and cash equivalents	4,476	(7,607)
Cash and cash equivalents
Beginning of period	30,401	48,164
End of period	$34,877	$40,557
Supplemental disclosure of cash flow information:
Interest paid	$966	$552
Income taxes received	$(4,600)	$(2,510)
Capital expenditures included in accounts payable	$655	$1,094
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended September 30, 2015
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2015	27,665,071	$—	$4	$301,680	$22,132	$(150,228)	$173,588
Net loss					(18,881)		(18,881)
Vesting of RSUs, net of tax withholdings	42,907	—	—	(64)	—	—	(64)
Stock compensation expense	—	—	—	1,684	—	—	1,684
Balance at September 30, 2015	27,707,978	$—	$4	$303,300	$3,251	$(150,228)	$156,327
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
On August 31, 2015, hhgregg Inc., a Delaware corporation, changed its state of incorporation from Delaware to Indiana. This reincorporation was effectuated by a merger ("Reincorporation Merger") of the Company with and into hhgregg Indiana, Inc., an Indiana corporation (“hhgregg Indiana”), then a wholly-owned Indiana subsidiary of the Company established for such purpose. At that time, hhgregg Indiana changed its name to “hhgregg, Inc.”
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The original standard was to be effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. While the Company is still in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial position, the Company does not currently expect a material impact on its consolidated financial statements.
In April 2015, the FASB issued an accounting pronouncement, FASB ASU 2015-3, related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. The Company will adopt this pronouncement for its fiscal year beginning April 1, 2016. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

(2)	Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at September 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015	March 31, 2015
Machinery and equipment	$26,180	$25,956
Store fixtures and furniture	165,637	162,737
Vehicles	1,896	1,962
Signs	15,038	15,070
Leasehold improvements	133,953	130,887
Construction in progress	1,913	3,862
	344,617	340,474
Less accumulated depreciation and amortization	(226,154)	(212,367)
Net property and equipment	$118,463	$128,107

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units. For the three and six months ended September 30, 2015 and 2014, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the periods and such shares would be antidilutive.
The following table presents net loss per basic and diluted share for the three and six months ended September 30, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss (A)	$(10,126)	$(10,384)	$(18,881)	$(20,653)
Weighted average outstanding shares of common stock (B)	27,707,978	28,394,164	27,694,169	28,419,417
Dilutive effect of employee stock options and restricted stock units	—	—	—	—
Common stock and potential dilutive common shares (C)	27,707,978	28,394,164	27,694,169	28,419,417
Net loss per share:
Basic (A/B)	$(0.37)	$(0.37)	$(0.68)	$(0.73)
Diluted (A/C)	$(0.37)	$(0.37)	$(0.68)	$(0.73)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended September 30, 2015 and 2014 were 3,373,274 and 3,911,735, respectively. Antidilutive shares not included in the net loss per diluted share calculation for the six months ended September 30, 2015 and 2014 were 3,452,936 and 3,731,369, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at September 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015	March 31, 2015
Appliances	$138,218	$119,396
Consumer electronics	113,027	94,441
Computers and tablets	20,674	24,697
Home products	16,771	18,935
Net merchandise inventory	$288,690	$257,469

(6)	Debt
A summary of debt at September 30, 2015 and March 31, 2015 is as follows (in thousands):

	September 30, 2015	March 31, 2015
Line of credit	$—	$—
On July 29, 2013, Gregg Appliances entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”). The capacity for borrowings under the Company's Amended Facility is $400 million, subject to borrowing base availability. The facility expires on July 29, 2018.
Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months. The Company pays an unused line fee at the unused line rate. The unused line rate is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.375%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional and Gregg Appliances has no other subsidiaries.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2015.

As of September 30, 2015 and March 31, 2015, Gregg Appliances had no borrowings outstanding under the Amended Facility.    As of September 30, 2015, Gregg Appliances had $4.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. The total borrowing availability under the Amended Facility was $156.4 million and $134.6 million as of September 30, 2015 and March 31, 2015, respectively. The interest rate based on the bank’s prime rate was 4.0% and 3.75% as of September 30, 2015 and March 31, 2015, respectively.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the six months ended September 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2015	3,497,922	$12.41
Granted	294,792	3.85
Exercised	—	—
Canceled	(81,870)	9.32
Expired	(395,674)	12.65
Outstanding at September 30, 2015	3,315,170	$11.70
During the six months ended September 30, 2015, the Company granted options exercisable for 294,792 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $1.87 during the six months ended September 30, 2015, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.30% - 1.55%
Dividend yield	—
Expected volatility	58.7% - 58.9%
Expected life of the options (years)	4.5
Forfeitures	9.3%
Time Vested Restricted Stock Units
During the six months ended September 30, 2015, the Company granted 397,288 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The RSUs vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as an employee or director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the six months ended September 30, 2015 was $3.83.

The following table summarizes RSU vesting activity for the six months ended September 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	126,953	$11.07
Granted	397,288	3.83
Vested	(58,900)	10.86
Forfeited	(28,787)	7.87
Nonvested at September 30, 2015	436,554	$4.72
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
The following table shows the number and cost of shares repurchased during the six months ended September 30, 2015 and 2014, respectively ($ in thousands):

	Six Months Ended
	September 30, 2015	September 30, 2014
May 2014 Program
Number of shares repurchased	—	102,705
Cost of shares repurchased	$—	$976
The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

9) Contingencies
The Company is engaged in various legal proceedings in the ordinary course of business and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on the examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the unaudited condensed consolidated financial statements is not likely to have a material effect on its consolidated financial position, results of operations or cash flows.
The Company is the defendant in a class action lawsuit captioned, Dwain Underwood, on behalf of himself and all others similarly situated v. Gregg Appliances, Inc. and hhgregg, Inc., filed in the Superior Court in Marion County, Indiana, where a former employee alleged that the Company breached a contract by failing to correctly calculate his (and other class members) incentive bonus.  On July 9, 2014, the judge granted the plaintiff’s motion for class certification, and on July 17, 2015, the judge granted the plaintiff’s motion for summary judgment, although no finding on damages has yet been made.  The Company has filed an interlocutory appeal. If the Company does not ultimately prevail in this case, the potential liability is approximately $2.4 million based on those individuals included in the class, excluding interest and other fees which cannot be determined at this time. The Company believes the loss is not probable, and thus, as of September 30, 2015, a liability has not been recorded for this matter.

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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, a large selection of televisions, as well as, computers, consumer electronics, furniture, mattresses, and tablets. Appliance and consumer electronics sales comprised 89% of our net sales mix for the three and six months ended September 30, 2015, and 87% and 88% for the three and six months ended September 30, 2014, respectively.
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

In response to the declines in our overall comparable store sales, we developed three major initiatives for fiscal 2016. These include enhancing our revenue opportunities, marketing spend reduction and re-allocation and right-sizing our expense structure.
Our first initiative for fiscal 2016 is to continue to enhance our revenue opportunities. The appliance category will continue to be the centerpiece of our business, and as such, we will continue to drive specific initiatives around the category. We will continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are not currently in our hhgregg stores and historically have improved our appliance revenues in stores. We will also continue to refine our product assortments by geography to better match our inventory with geographic preferences. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Ups experienced a 9.6% increase for the twelve-month period ended July 31, 2015 over the prior year comparable period. Additionally, according to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption expenditures for home appliances increased from $45.9 billion in calendar 2013 to $46.1 billion in 2014. We expect that as the U.S. housing market and general economy improves, the appliance industry will experience increases in demand. While this data indicates that the housing market has improved year over year, there is no guarantee that the improvement in the housing market will continue and will not be impacted in the future by factors such as rising interest rates. Within the consumer electronics category, we will continue to focus our selling strategies on larger screen sized Ultra HD 4k TVs. The U.S. Consumer Electronics Sales & Forecasts published by the Consumer Electronics Association in July 2015 indicates a projected 211% increase in unit sales for Ultra HD 4k TVs, and an overall 2.4% increase in consumer electronics for calendar 2015. Within the home products category, we will continue to refine our assortment and focus on the areas within furniture that are driving the greatest productivity and within the computer and tablet category, we continue to modify our product assortments.

Our second initiative for fiscal 2016 is to reduce and re-allocate our marketing spend. Beginning in fiscal 2015, we engaged outside consultants to assist us in reviewing the effectiveness of our advertising mediums. As a result of that review, we have made the strategic decision to reduce investments in the less effective mediums, increase investments in more effective mediums, and reduce our gross marketing spend by more than $20 million primarily due to reductions in print media. During fiscal 2015, we spent approximately $160 million on advertising expenses. Historically, we had advertising inserts in every Sunday newspaper and many of the Thursday papers in each of our markets. We expect to significantly reduce our newspaper insert advertising. While we will reduce our overall spend, we will increase our investments in digital and television advertising. During the six months ended September 30, 2015, we reduced marketing spend by $11.0 million.

Our third initiative for fiscal 2016 is a reduction in our overall selling, general and administrative ("SG&A") cost structure. We have specific plans to reduce our overall SG&A expenses at an annualized rate of $30 million. We are currently reviewing all aspects of our SG&A expense structure to better manage expenses. This is inclusive of store-level, corporate and logistics expenses. In addition to the expense reductions already identified, we are working towards additional expense reductions throughout fiscal 2016. Additionally, we continue to perform a thorough review of our inventory productivity and are analyzing ways to more effectively utilize inventory and maximize inventory turns. We expect inventory per store balances to be lower on a year over year basis throughout fiscal 2016. Through optimization of in-store inventory levels and rationalizing our distribution footprint, we expect to reduce average inventory by more than $50 million.

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

    Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances increased from $45.9 billion in 2013 to $46.1 billion in 2014. Major household appliances, such as refrigerators, stovetops, dishwashers and washer and dryers, account for approximately 86.6% or $39.9 billion of total appliance sales in 2014. For the three and six months ended September 30, 2015, we generated 56% and 57%, respectively, of total product sales from the sale of appliances, compared to 53% and 55% for the three and six months ended September 30, 2014, respectively.

The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offer fewer smaller screen size televisions. During fiscal 2015 the video industry experienced a stronger innovation cycle. As a result, we experienced higher average selling prices in the category as consumer preference shifted towards new products such as OLED and Ultra HD 4k TVs and larger screen sizes. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We have added product SKUs related to connected devices, and will continue to utilize product innovations in this category to generate traffic. Despite the new technology innovations we may continue to experience a decline in overall consumer electronics sales. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic. While the direction of consumer electronics sales is not certain, we believe there is opportunity for growth based on the following statistical information. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $210.8 billion in 2014, a 1.0% increase from 2013. From this total, televisions accounted for $36.6 billion and $36.7 billion in 2014 and 2013, respectively, and personal computers and equipment accounted for $52.7 billion compared to $52.6 billion in 2013. For the three and six months ended September 30, 2015, we generated 33% and 32%, respectively, of total product sales from the sale of consumer electronics, compared to 34% and 33% for the three and six months ended September 30, 2014, respectively.

In previous years, we have introduced new products to offset falling market demand and market share losses of our product categories. We will continue to monitor the performance of these new categories, along with market share shifts between the competitive set in our existing categories. We expanded our newest product categories within home products by adding additional room settings, additional mattresses and dinette sets. We will continue to refine our assortment in the furniture category by expanding our selection from one brand to several brands. We expect to test various products such as other types of home furniture including, but not limited to, outdoor casual living and bedroom pieces. As we are currently experiencing growth in this product category, we are optimistic about the growth experienced by the industry as well. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $98.2 billion in 2014, an increase of 3.5% from $94.8 billion in 2013. For the three month and six months ended September 30, 2015 we generated 6% of total product sales from the sale of furniture and mattresses compared to 6% and 5% for the three and six months ended September 30, 2014, respectively. For fiscal 2016 we plan to further expand our offerings in this product category in order to increase market share.
Seasonality. Our business is seasonal, with a higher portion of net sales, operating costs, and operating profit realized during the quarter that ends December 31st due to the overall demand for consumer electronics during the holiday shopping season. Appliance sales are impacted by seasonal weather patterns, but are less seasonal than our electronics business and help to offset the seasonality of our overall business.

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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(unaudited)	2015	2014	2015	2014
Net sales	$486,876	$505,862	$927,939	$978,154
Net sales % decrease	(3.8)%	(11.0)%	(5.1)%	(10.5)%
Comparable store sales % decrease (1)	(3.5)%	(11.4)%	(4.8)%	(10.9)%
Gross profit as a % of net sales	28.5%	29.1%	29.4%	29.4%
SG&A as a % of net sales	23.3%	23.5%	24.2%	24.1%
Net advertising expense as a % of net sales	5.4%	6.5%	5.3%	6.2%
Depreciation and amortization expense as a % of net sales	1.7%	2.1%	1.8%	2.2%
Loss from operations as a % of net sales	(1.9)%	(3.2)%	(1.9)%	(3.1)%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Income tax expense as a % of net sales	—%	(1.2)%	—%	(1.1)%
Net loss	$(10,126)	$(10,384)	$(18,881)	$(20,653)
Net loss per diluted share	$(0.37)	$(0.37)	$(0.68)	$(0.73)
Weighted average shares outstanding—diluted	27,707,978	28,394,164	27,694,169	28,419,417
Number of stores open at the end of period	227	228

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $10.1 million for the three months ended September 30, 2015, or $0.37 per diluted share, compared with net loss of $10.4 million, or $0.37 per diluted share, for the comparable prior year period. Net loss was $18.9 million for the six months ended September 30, 2015, or $0.68 per diluted share, compared with net loss of $20.7 million, or $0.73 per diluted share, for the comparable prior year period. The improvements in our net loss for the three and six months ended September 30, 2015 compared to the prior year periods are due to the effective management of our cost structure and net advertising expense, partially offset by the decrease in net sales and the absence of a recorded income tax benefit. For the three month period ended September 30, 2015, the improvement in net sales was also slightly offset by a decrease in our gross margin.
Net sales for the three months ended September 30, 2015 decreased 3.8% to $486.9 million from $505.9 million in the comparable prior year period. The decrease in net sales for the three month period was primarily the result of a comparable store sales decrease of 3.5%. Net sales for the six months ended September 30, 2015 decreased 5.1% to $927.9 million from $978.2 million in the comparable prior year period. The decrease in net sales for the six month period was primarily the result of a comparable store sales decrease of 4.8%.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2015 and 2014 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Appliances	56%	53%	57%	55%	0.8%	(5.8)%	(0.7)%	(3.9)%
Consumer electronics (1)	33%	34%	32%	33%	(6.3)%	(16.0)%	(7.2)%	(17.2)%
Home products (2)	6%	6%	6%	5%	4.4%	5.0%	7.8%	2.5%
Computers and tablets	5%	7%	5%	7%	(29.8)%	(33.7)%	(35.9)%	(31.6)%
Total	100%	100%	100%	100%	(3.5)%	(11.4)%	(4.8)%	(10.9)%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three months ended September 30, 2015 was driven by decreases in computers and tablets and consumer electronics, slightly offset by increases in home products and appliances. The comparable store sales increase in the appliance category is primarily due to an increase in average selling prices partially offset by a decrease in units sold. The consumer electronics category comparable store sales decline was primarily due to a decline in units sold offset slightly by an increase in average selling price. The decrease of 29.8% in comparable store sales for the computers and tablets category for the three month period was driven by a decrease in unit demand and average selling prices. The increase of 4.4% in comparable store sales for the home products category was largely a result of an increase in unit demand offset slightly by decreases in average selling prices.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the three months ended September 30, 2015 to 28.5% from 29.1% for the comparable prior year period. The decrease was due to lower gross profit margin rates in all categories except home products, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates.
SG&A expense, as a percentage of net sales, decreased 24 basis points for the three months ended September 30, 2015 compared to the comparable prior year period. The decrease in SG&A as a percentage of net sales was the result of a 105 basis points decrease, or $6.9 million, in wages due to our continuing effort to drive efficiencies in our labor structure and a decrease of 24 basis points, or $1.8 million, in delivery services due to efficiencies in routing and lower fuel prices. These decreases were partially offset by a 79 basis point increase, or $3.7 million, in fees associated with higher cost customer financing options and higher private label credit card penetration.
Net advertising expense decreased $6.8 million, or 20.6%, during the three months ended September 30, 2015 compared to the prior year period due to a reduction of gross advertising spend primarily driven by reductions in print media along with rebalancing of spending among the more efficient advertising mediums.
Depreciation expense, as a percentage of net sales, decreased 42 basis points, or $2.4 million, during the three months ended September 30, 2015 compared to the prior year period. The reduction of expense was the result of a lower depreciable asset base due to the $47.9 million asset impairment charge recorded in fiscal 2015.
For the three months ended September 30, 2015, we did not record an income tax expense or benefit due to our full income tax valuation allowance. For the three months ended September 30, 2014, we recorded a $6.2 million income tax benefit or $0.22 per diluted share, due to our pre-tax loss.
Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014
Gross profit margin, expressed as gross profit as a percentage of net sales, was 29.4% for the six months ended September 30, 2015 and 2014. The favorable product sales mix to categories with higher gross margin rates offset the decreases in gross profit margin rates in all categories except the home products categories.
SG&A expense, as a percentage of net sales, increased 11 basis points for the six months ended September 30, 2015 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was the result of a 59 basis point, or $5.1 million, in fees associated with higher cost customer financing options and higher private label credit card penetration. We also had a 38 basis points increase, or $3.4 million, in consulting expenses to assist in rationalizing our marketing spend, optimizing our logistics network and accelerating our transformation efforts. These increases were partially offset by a 77 basis point decrease, or $11.9 million, in wages due to our continuing effort to drive efficiencies in our labor structure, a 17 basis point decrease, or $3.4 million, in delivery services due to efficiencies in routing and lower fuel prices and an 11 basis point decrease, or $1.8 million, in employee benefits due to a reduction of medical expenses.
Net advertising expense decreased $11.0 million, or 18.2%, during the six months ended September 30, 2015 compared to the prior year period due to a reduction of gross advertising spend primarily driven by reductions in print media along with the rebalancing of spending among the more efficient advertising mediums.
Depreciation expense, as a percentage of net sales, decreased 37 basis points, or $4.5 million, during the six months ended September 30, 2015 compared to the prior year period. The reduction of expense was the result of a lower asset base to depreciate due to the $47.9 million asset impairment charge recorded in fiscal 2015.
For the six months ended September 30, 2015, we did not record an income tax expense or benefit due to our full income tax valuation allowance. For the six months ended September 30, 2014, we recorded a $10.5 million income tax benefit or $0.37 per diluted share due to our pre-tax loss.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by (used in) operating activities	$9,620	$(9,075)
Net cash used in investing activities	(8,134)	(11,400)
Net cash provided by financing activities	2,990	12,868
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
During the first six months of fiscal 2016, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2016 have been funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Provided by (Used In) Operating Activities. Net cash provided by (used in) operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash provided by (used in) operating activities was $9.6 million and $(9.1) million for the six months ended September 30, 2015 and 2014, respectively. The increase in cash provided by operating activities is primarily due to the collection of income tax receivable, lower inventory purchases in the current period compared to the prior year period and a lower net loss experienced in the current year compared to the prior year period. These increases in cash were partially offset by lower customer deposits in the current period compared to the prior year period.
Cash Used In Investing Activities. Net cash used in investing activities was $8.1 million and $11.4 million for the six months ended September 30, 2015 and 2014, respectively. The decrease in cash used in investing activities is primarily due to a decrease in capital expenditures. In the six months ended September 30, 2015, we opened one new store with a Fine Lines, redesigned and remodeled existing stores and invested in infrastructure and e-commerce. In the six months ended September 30, 2014, we opened one new store, relocated two stores, relocated a distribution center and began construction for the Fine Lines' additions.
Cash Provided by Financing Activities. Net cash provided by financing activities was $3.0 million and $12.9 million for the six months ended September 30, 2015 and 2014, respectively. The decrease in cash used in financing activities is due to the lower net borrowings on the inventory financing facility partially offset by treasury stock repurchases of $1.0 million during the six months ended September 30, 2014.

Amended Facility. On July 29, 2013, Gregg Appliances, Inc. (“Gregg Appliances”), our wholly-owned subsidiary, entered into Amendment No. 1 to its Amended and Restated Loan and Security Agreement (the “Amended Facility”) to increase the maximum credit available to $400 million from $300 million, subject to borrowing base availability, and extend the term of the facility to expire on July 29, 2018. The facility was set to expire on March 29, 2016. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information about the Amended Facility.
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2015.
As of September 30, 2015 and March 31, 2015, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of September 30, 2015, Gregg Appliances had $4.5 million of letters of credit outstanding, which expire through December 31, 2015. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expire through December 31, 2015. The total borrowing availability under the Amended Facility was $156.4 million and $134.6 million as of September 30, 2015 and March 31, 2015, respectively. The interest rate based on the bank’s prime rate was 4.0% and 3.75% as of September 30, 2015 and March 31, 2015. respectively.
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

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, the Company's estimates of cash flows for purposes of impairment charges, the Company's ability to manage costs, ability to execute on our 2016 initiatives, innovation in the video industry, the impact and amount of non-cash charges, and shifts in the Company's sales mix. hhgregg has based these forward-looking statements on its current expectations, assumptions, estimates and projections. These statements are only predictions. While hhgregg believes these expectations, assumptions, estimates and projections are reasonable, these forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond its control. These and other important factors may cause hhgregg's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from hhgregg's expectations are: the ability to successfully execute its strategies and initiatives, particularly in the sales mix shift and consumer electronics category; its ability to maintain a positive brand perception and recognition; the failure of manufacturers to introduce new products and technologies; competition in existing, adjacent and new metropolitan markets; its ability to maintain the security of customer, associate and Company information; its ability to roll out new financing offers to customers; its ability to effectively manage and monitor its operations, costs and service quality; its ability to maintain and upgrade its information technology systems; its ability to maintain and develop multi-channel sales and marketing strategies; competition from internet retailers; its ability to meet delivery schedules; the effect of general and regional economic and employment conditions on its net sales; its ability to attract and retain qualified sales personnel; its ability to meet financial performance guidance; its ability to generate sufficient cash flows to recover the fair value of long-lived assets and recognize deferred tax assets; its reliance on a small number of suppliers; its ability to negotiate with its suppliers to provide product on a timely basis at competitive prices; changes in legal and/or trade regulations, currency fluctuations and prevailing interest rates; and the potential for litigation. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 15, 2015. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of September 30, 2015, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of September 30, 2015, we had no outstanding borrowings on our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

ITEM 1.	Legal Proceedings

For a description of our legal proceedings, see Note 9, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended September 30, 2015, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Dated: November 5, 2015