Form 10-Q
period 2015-12-31
hhgregg, Inc.
filed 2016-01-28
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of January 25, 2016 was 27,707,978.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended December 31, 2015

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
Net sales	$593,219	$665,616	$1,521,158	$1,643,771
Cost of goods sold	438,189	486,114	1,093,126	1,176,885
Gross profit	155,030	179,502	428,032	466,886
Selling, general and administrative expenses	116,533	132,563	341,116	368,264
Net advertising expense	34,168	38,915	83,476	99,188
Depreciation and amortization expense	8,355	10,062	25,115	31,360
Asset impairment charges	20,910	42,987	20,910	42,987
Loss from operations	(24,936)	(45,025)	(42,585)	(74,913)
Other expense (income):
Interest expense	727	615	1,966	1,922
Interest income	(2)	(47)	(9)	(54)
Total other expense	725	568	1,957	1,868
Loss before income taxes	(25,661)	(45,593)	(44,542)	(76,781)
Income tax expense	1,252	41,272	1,252	30,737
Net loss	$(26,913)	$(86,865)	$(45,794)	$(107,518)
Net loss per share
Basic and diluted	$(0.97)	$(3.10)	$(1.65)	$(3.80)
Weighted average shares outstanding-basic and diluted	27,707,978	28,008,808	27,698,789	28,282,050
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2015	March 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,036	$30,401
Accounts receivable—trade, less allowances of $31 and $19 as of December 31, 2015 and March 31, 2015, respectively	14,937	11,901
Accounts receivable—other	17,435	16,715
Merchandise inventories, net	340,323	257,469
Prepaid expenses and other current assets	6,947	6,581
Income tax receivable	462	5,326
Total current assets	387,140	328,393
Net property and equipment	91,241	128,107
Deferred financing costs, net	1,392	1,796
Deferred income taxes	—	6,489
Other assets	2,990	2,844
Total long-term assets	95,623	139,236
Total assets	$482,763	$467,629
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173,017	$112,143
Line of credit	—	—
Customer deposits	48,185	48,742
Accrued liabilities	57,935	46,723
Deferred income taxes	—	6,489
Income tax payable	1,129	—
Total current liabilities	280,266	214,097
Long-term liabilities:
Deferred rent	61,546	67,935
Other long-term liabilities	10,798	12,009
Total long-term liabilities	72,344	79,944
Total liabilities	352,610	294,041
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,204,660 and 41,161,753 shares issued; and 27,707,978 and 27,665,071 outstanding as of December 31, 2015 and March 31, 2015, respectively	4	4
Additional paid-in capital	304,039	301,680
Retained earnings (accumulated deficit)	(23,662)	22,132
Common stock held in treasury at cost 13,496,682, shares as of December 31, 2015 and March 31, 2015	(150,228)	(150,228)
Total stockholders’ equity	130,153	173,588
Total liabilities and stockholders’ equity	$482,763	$467,629
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2015	December 31, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(45,794)	$(107,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,115	31,360
Amortization of deferred financing costs	404	404
Stock-based compensation	2,423	3,375
Loss on sales of property and equipment	60	188
Deferred income taxes	—	41,402
Asset impairment charges	20,910	42,987
Tenant allowances received from landlords	812	833
Changes in operating assets and liabilities:
Accounts receivable—trade	(3,036)	(6,618)
Accounts receivable—other	(1,512)	(7,431)
Merchandise inventories	(82,854)	(83,150)
Income tax receivable	4,864	(4,520)
Prepaid expenses and other assets	(352)	(8,360)
Accounts payable	62,456	83,342
Customer deposits	(557)	10,035
Income tax payable	1,129	(122)
Accrued liabilities	11,148	10,661
Deferred rent	(6,409)	(5,355)
Other long-term liabilities	(1,010)	31
Net cash (used in) provided by operating activities	(12,203)	1,544
Cash flows from investing activities:
Purchases of property and equipment	(10,406)	(16,803)
Proceeds from sales of property and equipment	80	44
Purchases of corporate-owned life insurance	(160)	(533)
Net cash used in investing activities	(10,486)	(17,292)
Cash flows from financing activities:
Purchases of treasury stock	—	(5,281)
Net (repayments) borrowings on inventory financing facility	(676)	8
Net cash used in financing activities	(676)	(5,273)
Net decrease in cash and cash equivalents	(23,365)	(21,021)
Cash and cash equivalents
Beginning of period	30,401	48,164
End of period	$7,036	$27,143
Supplemental disclosure of cash flow information:
Interest paid	$1,572	$502
Income taxes received	$(4,721)	$(5,993)
Capital expenditures included in accounts payable	$503	$992
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended December 31, 2015
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2015	27,665,071	$—	$4	$301,680	$22,132	$(150,228)	$173,588
Net loss					(45,794)		(45,794)
Vesting of RSUs, net of tax withholdings	42,907	—	—	(64)	—	—	(64)
Stock compensation expense	—	—	—	2,423	—	—	2,423
Balance at December 31, 2015	27,707,978	$—	$4	$304,039	$(23,662)	$(150,228)	$130,153
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (“hhgregg” or the “Company”) is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 227 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. The Company reports its results as one reportable segment.
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
Recently Issued Accounting Pronouncements
In November 2015, the the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets ("DTA") and deferred tax liabilities ("DTL") as non-current in a classified balance sheet. The ASU simplified the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. This standard is effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2016 but permits entities to early adopt at the beginning of any interim or annual period. The Company adopted ASU 2015-17 in the period ending December 31, 2015, prospectively, as it believes the adoption of this standard reduces complexity of its condensed consolidated financial statements as well as enhances the usefulness of the related financial information. Prior periods presented in the condensed consolidated balance sheet were not retrospectively adjusted.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The original standard was to be effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. While the Company is still in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial position and results of operations, the Company does not currently expect a material impact on its consolidated financial statements.

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
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
The Company has property and equipment that are measured at fair value on a non-recurring basis when impairment indicators are present.  When evaluating long-lived assets for potential impairment, the Company compares the carrying amount of the asset or asset group to the asset’s or asset group’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying amount of the asset or asset group, an impairment loss is calculated. The impairment loss calculation compares the carrying amount of the asset or asset group to the asset’s or asset group’s estimated fair value, which is determined based on estimated discounted future cash flows. An impairment loss is recognized for the amount by which the asset’s or asset group’s carrying amount exceeds the asset’s or asset group’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset or asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset or asset group
The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Property and equipment fair values are derived using a discounted cash flow model to estimate the present value of net cash flows that the asset group expected to generate. The key inputs to the discounted cash flow model generally included the Company's forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as a discount rate.
The need for an impairment analysis to be performed was triggered by declining sales and overall profitability in recent periods. The Company had several locations whose profit contributions were significantly lower than chain average due to decreased sales in the three months ended December 31, 2015. As a result of these analyses, for the quarter ended December 31, 2015, property and equipment at 40 locations with a net book value of $21.7 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. For the quarter ended December 31, 2014, property and equipment at 48 locations with a net book value of $44.1 million were reduced to estimated aggregate fair value of $1.1 million based on their projected cash flows, discounted at 15%.  This resulted in an asset impairment charge of $20.9 million and $43.0 million for the three and nine months ended December 31, 2015 and 2014, respectively. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.

The following table summarizes the fair value measurements recorded during the three and nine months ended December 31, 2015 and 2014 (in millions).

	December 31, 2015	December 31, 2014
Carrying value (pre-asset impairment)	$21.7	$44.1
Asset impairment loss (included in income from operations)	20.9	43.0
Remaining net fair value	$0.8	$1.1
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at December 31, 2015 and March 31, 2015 (in thousands):

	December 31, 2015	March 31, 2015
Machinery and equipment	$23,678	$25,956
Store fixtures and furniture	150,116	162,737
Vehicles	1,808	1,962
Signs	11,949	15,070
Leasehold improvements	102,832	130,887
Construction in progress	628	3,862
	291,011	340,474
Less accumulated depreciation and amortization	(199,770)	(212,367)
Net property and equipment	$91,241	$128,107

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units. For the three and nine months ended December 31, 2015 and 2014, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the periods and such shares would be antidilutive.
The following table presents net loss per basic and diluted share for the three and nine months ended December 31, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net loss (A)	$(26,913)	$(86,865)	$(45,794)	$(107,518)
Weighted average outstanding shares of common stock (B)	27,707,978	28,008,808	27,698,789	28,282,050
Dilutive effect of employee stock options and restricted stock units	—	—	—	—
Common stock and potential dilutive common shares (C)	27,707,978	28,008,808	27,698,789	28,282,050
Net loss per share:
Basic (A/B)	$(0.97)	$(3.10)	$(1.65)	$(3.80)
Diluted (A/C)	$(0.97)	$(3.10)	$(1.65)	$(3.80)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended December 31, 2015 and 2014 were 3,238,355 and 3,847,140, respectively. Antidilutive shares not included in the net loss per diluted share calculation for the nine months ended December 31, 2015 and 2014 were 3,360,010 and 3,767,923, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at December 31, 2015 and March 31, 2015 (in thousands):

	December 31, 2015	March 31, 2015
Appliances	$144,496	$119,396
Consumer electronics	151,370	94,441
Computers and tablets	22,448	24,697
Home products	22,009	18,935
Net merchandise inventory	$340,323	$257,469

(6)	Debt
A summary of debt at December 31, 2015 and March 31, 2015 is as follows (in thousands):

	December 31, 2015	March 31, 2015
Line of credit	$—	$—
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2015.

As of December 31, 2015 and March 31, 2015, Gregg Appliances had no borrowings outstanding under the Amended Facility.    As of December 31, 2015, Gregg Appliances had $5.2 million of letters of credit outstanding, which expire through December 31, 2016. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expired on December 31, 2015. The total borrowing availability under the Amended Facility was $198.8 million and $134.6 million as of December 31, 2015 and March 31, 2015, respectively. The interest rate based on the bank’s prime rate was 4.25% and 3.75% as of December 31, 2015 and March 31, 2015, respectively. The interest rate based on LIBOR was 2.14% and 1.64% as of December 31, 2015 and March 31, 2015, respectively.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the nine months ended December 31, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2015	3,497,922	$12.41
Granted	297,625	3.87
Exercised	—	—
Canceled	(101,370)	9.10
Expired	(512,572)	12.93
Outstanding at December 31, 2015	3,181,605	$11.63
During the nine months ended December 31, 2015, the Company granted options exercisable for 297,625 shares of common stock under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The options vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant and expire 7 years from the date of the grant. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.
The weighted average estimated fair value of options granted to employees and directors under the 2007 Equity Incentive Plan was $1.87 during the nine months ended December 31, 2015, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.23% - 1.55%
Dividend yield	—
Expected volatility	58.7% - 58.9%
Expected life of the options (years)	4.5
Forfeitures	9.3%
Time Vested Restricted Stock Units
During the nine months ended December 31, 2015, the Company granted 400,121 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The RSUs vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as an employee or director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the nine months ended December 31, 2015 was $3.84.

The following table summarizes RSU vesting activity for the nine months ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	126,953	$11.07
Granted	400,121	3.84
Vested	(58,900)	10.86
Forfeited	(37,787)	6.90
Nonvested at December 31, 2015	430,387	$4.74
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
The following table shows the number and cost of shares repurchased during the nine months ended December 31, 2015 and 2014, respectively ($ in thousands):

	Nine Months Ended
	December 31, 2015	December 31, 2014
May 2014 Program
Number of shares repurchased	—	835,510
Cost of shares repurchased	$—	$5,281
The repurchased shares are classified as treasury stock within stockholders’ equity in the accompanying condensed consolidated balance sheets.

(9) Contingencies
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
The Company is the defendant in a class action lawsuit captioned, Dwain Underwood, on behalf of himself and all others similarly situated v. Gregg Appliances, Inc. and hhgregg, Inc., filed in the Superior Court in Marion County, Indiana, where a former employee alleged that the Company breached a contract by failing to correctly calculate his (and other class members) incentive bonus.  On July 9, 2014, the judge granted the plaintiff’s motion for class certification, and on July 17, 2015, the judge granted the plaintiff’s motion for summary judgment, although no finding on damages has yet been made.  The Company's interlocutory appeal was accepted on October 23, 2015. If the Company does not ultimately prevail in this case, the potential liability is approximately $2.4 million based on those individuals included in the class, excluding interest and other fees which cannot be determined at this time. The Company believes the loss is not probable, and thus, as of December 31, 2015, a liability has not been recorded for this matter.

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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We carry approximately 350 models of major appliances in stock, a large selection of televisions, as well as, computers, consumer electronics, furniture, mattresses, and tablets. Appliance and consumer electronics sales comprised 89% of our net sales mix for the three and nine months ended December 31, 2015, and 87% for the three and nine months ended December 31, 2014, respectively.
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
Our first initiative for fiscal 2016 is to continue to enhance our revenue opportunities. The appliance category will continue to be the centerpiece of our business, and as such, we will continue to drive specific initiatives around the category. We continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are not currently in our hhgregg stores and historically have improved our appliance revenues in stores. For the nine month period ended December 31, 2015, we opened one Fine Lines department and plan on doubling our total number of locations in fiscal 2017. We will also continue to refine our product assortments by geography to better match our inventory with geographic preferences. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Ups experienced a 9.6% increase for the twelve-month period ended July 31, 2015 over the prior year comparable period. According to the U.S. Department of Commerce - Bureau of Economic Analysis, annual personal consumption for home appliances increased from $46.3 billion as of September 2014 to $47.1 billion as of September 2015.

We expect that as the U.S. housing market and general economy improves, the appliance industry will experience increases in demand. While this data indicates that the housing market has improved year over year, due to competitiveness in the market, our comparable store sales for appliances for the nine months ended December 31, 2015 were down 4.1% Within the consumer electronics category, we will continue to focus our selling strategies on larger screen sized Ultra HD 4k TVs. For the three months ended December 31, 2015, our comparable store sales were down but our focus on large-screen, premium video drove 59% of our TV sales in the quarter to be 4K TV's, up from 50% in the second fiscal quarter. Within the home products category, we will continue to refine our assortment and focus on the areas within furniture that are driving the greatest productivity. Our investment in the furniture category drove an increase of approximately 16% in furniture comparable store sales for the quarter ended December 31, 2015. Within the computer and tablet category, we continue to modify our product assortments.

Our second initiative for fiscal 2016 is to reduce and re-allocate our marketing spend. Beginning in fiscal 2015, we engaged outside consultants to assist us in reviewing the effectiveness of our advertising mediums. As a result of that review, we made the strategic decision to reduce investments in the less effective mediums, increase investments in more effective mediums, and reduce our gross marketing spend by more than $20 million primarily due to reductions in print media. During fiscal 2015, we spent approximately $160 million on advertising expenses. Historically, we had advertising inserts in every Sunday newspaper and many of the Thursday papers in each of our markets. We significantly reduced our newspaper insert advertising during fiscal 2016. While we will reduce our overall spend in fiscal 2016, we will increase our investments in digital and television advertising. During the nine months ended December 31, 2015, we reduced gross marketing spend by $18.2 million compared to the prior year comparable period.

Our third initiative for fiscal 2016 is a reduction in our overall selling, general and administrative ("SG&A") cost structure. We have specific plans to reduce our overall SG&A expenses at an annualized rate of $30 million. Through review of all aspects of our SG&A expense structure inclusive of store-level, corporate and logistics expenses we have reduced our SG&A expenses by $33.2 million, for the nine months ended December 31, 2015, compared to the prior year period. This has been partially offset by increased fees of $6.0 million associated with customer financing. In addition to the expense reductions already identified, we are working towards additional expense reductions throughout fiscal 2016. Additionally, we continue to perform a thorough review of our inventory productivity and are analyzing ways to more effectively utilize inventory and maximize inventory turns. We expect inventory per store balances to be lower on a year over year basis throughout fiscal 2016. Through optimization of in-store inventory levels and rationalizing our distribution footprint, we reduced inventory at December 31, 2015 by $41.4 million compared to December 31, 2014.

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

While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. Factors such as changes in consumer confidence, unemployment, consumer credit availability and the condition of the housing market have negatively impacted our core product categories and added volatility to our overall business. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery capabilities, credit offerings and expanded product offerings, we believe we offer our customers a differentiated value proposition. There are many variables that affect consumer demand for the home product purchases that we offer, including consumer confidence, unemployment rate, home price appreciation and housing starts.

    Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. According to the U.S. Department of Commerce - Bureau of Economic Analysis, annual personal consumption for home appliances increased from $46.3 billion as of September 2014 to $47.1 billion as of

September 2015. Major household appliances, such as refrigerators, stovetops, dishwashers and washer and dryers, accounted for approximately 86.3% or $40.6 billion of annual total appliance sales as of September 2015. For the three and nine months ended December 31, 2015, we generated 43% and 52%, respectively, of total product sales from the sale of appliances, compared to 43% and 50% for the three and nine months ended December 31, 2014, respectively.

The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offer fewer smaller screen size televisions. During fiscal 2015 the video industry experienced a stronger innovation cycle. As a result, we experienced higher average selling prices in the category as consumer preference shifted towards new products such as OLED and Ultra HD 4k TVs and larger screen sizes. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We have added product SKUs related to connected devices, and will continue to utilize product innovations in this category to generate traffic. Despite the new technology innovations we continue to experience a decline in overall consumer electronics sales. In future years, we will continue to evaluate our mix of product offerings in the consumer electronics category to maximize profit margins without significant loss of market share, while also featuring key opening price points to drive traffic. While the direction of consumer electronics sales is not certain, we believe there is opportunity for growth based on the following statistical information. According to the U.S. Department of Commerce - Bureau of Economic Analysis, annual personal consumption for consumer electronics was $217.9 billion as of September 2015, a 2.7% increase from 2014. From this total, televisions accounted for $36.8 billion and $36.9 billion in 2015 and 2014, respectively, and personal computers and equipment accounted for $56.0 billion compared to $52.9 billion in 2014. For the three and nine months ended December 31, 2015, we generated 46% and 37%, respectively, of total product sales from the sale of consumer electronics, compared to 44% and 37% for the three and nine months ended December 31, 2014, respectively.

In previous years, we have introduced new products to offset falling market demand and market share losses of our product categories. We will continue to monitor the performance of these new categories, along with market share shifts between the competitive set in our existing categories. We expanded our newest product categories within home products by adding additional room settings, additional mattresses and dinette sets. We will continue to refine our assortment in the furniture category by expanding our selection from one brand to several brands. We expect to test various products such as other types of home furniture including, but not limited to, outdoor casual living and bedroom pieces. As we are currently experiencing growth in this product category, we are optimistic about the growth experienced by the industry as well. According to the U.S. Department of Commerce - Bureau of Economic Analysis, the annual rate of personal consumption for household furniture was $104.3 billion at September 2015, an increase of 5.5% from $98.8 billion at September 2014. For the three month and nine months ended December 31, 2015 we generated 5% and 6% of total product sales from the sale of furniture and mattresses compared to 5% for the three and nine months ended December 31, 2014, respectively. For fiscal 2016 we further expanded our offerings in this product category in order to increase market share.

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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(unaudited)	2015	2014	2015	2014
Net sales	$593,219	$665,616	$1,521,158	$1,643,771
Net sales % decrease	(10.9)%	(5.9)%	(7.5)%	(8.7)%
Comparable store sales % decrease (1)	(10.8)%	(6.3)%	(7.3)%	(9.1)%
Gross profit as a % of net sales	26.1%	27.0%	28.1%	28.4%
SG&A as a % of net sales	19.6%	19.9%	22.4%	22.4%
Net advertising expense as a % of net sales	5.8%	5.8%	5.5%	6.0%
Depreciation and amortization expense as a % of net sales	1.4%	1.5%	1.7%	1.9%
Asset impairment charges as a % of net sales	3.5%	6.5%	1.4%	2.6%
Loss from operations as a % of net sales	(4.2)%	(6.8)%	(2.8)%	(4.6)%
Net interest expense as a % of net sales	0.1%	0.1%	0.1%	0.1%
Income tax expense as a % of net sales	0.2%	6.2%	0.1%	1.9%
Net loss	$(26,913)	$(86,865)	$(45,794)	$(107,518)
Net loss per diluted share	$(0.97)	$(3.10)	$(1.65)	$(3.80)
Weighted average shares outstanding—diluted	27,707,978	28,008,808	27,698,789	28,282,050
Number of stores open at the end of period	227	228

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $26.9 million for the three months ended December 31, 2015, or $0.97 per diluted share, compared with net loss of $86.9 million, or $3.10 per diluted share, for the comparable prior year period. Net loss was $45.8 million for the nine months ended December 31, 2015, or $1.65 per diluted share, compared with net loss of $107.5 million, or $3.80 per diluted share, for the comparable prior year period. The improvement in net loss in the three and nine months ended December 31, 2015 was partially due to the effective management of our cost structure and net advertising expense. These improvements were partially offset by the decrease in net sales and gross margin. In addition, we incurred a $20.9 million, pre-tax asset impairment charge in the three and nine month period ended December 31, 2015 compared to $43.0 million in the prior year periods. The prior year period also included a $56.9 million charge related to establishing a valuation allowance for deferred tax assets.
Net sales for the three months ended December 31, 2015 decreased 10.9% to $593.2 million from $665.6 million in the comparable prior year period. The decrease in net sales for the three month period was primarily the result of a comparable store sales decrease of 10.8%. Net sales for the nine months ended December 31, 2015 decreased 7.5% to $1.5 billion from $1.6 billion in the comparable prior year period. The decrease in net sales for the nine month period was primarily the result of a comparable store sales decrease of 7.3%.

Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2015 and 2014 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Appliances	43%	43%	52%	50%	(10.4)%	(0.1)%	(4.1)%	(2.6)%
Consumer electronics (1)	46%	44%	37%	37%	(7.9)%	(3.9)%	(7.5)%	(11.3)%
Home products (2)	5%	5%	6%	5%	3.3%	(9.2)%	6.2%	(2.0)%
Computers and tablets	6%	8%	5%	8%	(35.2)%	(35.0)%	(35.6)%	(33.2)%
Total	100%	100%	100%	100%	(10.8)%	(6.3)%	(7.3)%	(9.1)%

(1)	Primarily consists of televisions, audio, personal electronics and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three months ended December 31, 2015 was driven by decreases in net sales of appliances, consumer electronics, and computers and tablets, slightly offset by increases in home products net sales. The comparable store sales decrease of 10.4% in the appliance category is due to a decrease in units demand and average selling prices. The consumer electronics category comparable store sales decline of 7.9% was primarily due to a decline in units sold offset slightly by an increase in average selling price. The decrease of 35.2% in comparable store sales for the computers and tablets category for the three month period was driven by a decrease in unit demand and average selling prices. The increase of 3.3% in comparable store sales for the home products category was largely a result of an increase in average selling prices offset slightly by a decrease in unit demand.
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the three months ended December 31, 2015 to 26.1% from 27.0% for the comparable prior year period. The decrease was due to lower gross profit margin rates in all categories except home products, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates. The decrease in gross margin rates was primarily driven by greater competition and a higher promotional environment during the holiday period.
SG&A expense, as a percentage of net sales, decreased 27 basis points for the three months ended December 31, 2015 compared to the comparable prior year period. The decrease in SG&A as a percentage of net sales was the result of (i) a 49 basis points decrease, or $8.6 million, in wages due to our continuing effort to drive efficiencies in our labor structure, (ii) a decrease of 36 basis points, or $4.3 million, in delivery services due to efficiencies in routing and lower fuel prices, (iii) a 22 basis point decrease, or $2.2 million, in employee benefits due to a reduction of medical expenses and payroll taxes driven by the efficiencies in our labor structure and (iv) a 15 basis point decrease, or $1.1 million, due to the lapsing of consulting expenses to assist with our transformation efforts in the prior year. These decreases were partially offset by a 72 basis point increase, or $0.9 million, in occupancy costs due primarily to increased property tax rates and a 26 basis point increase, or $0.9 million, in fees associated with higher cost customer financing options and higher private label credit card penetration.
Net advertising expense decreased $4.7 million, or 12.2%, during the three months ended December 31, 2015 compared to the prior year period due to a reduction of gross advertising spend primarily driven by reductions in print media along with rebalancing of spending among more efficient advertising mediums.
Depreciation expense, as a percentage of net sales, decreased 10 basis points, or $1.7 million, during the three months ended December 31, 2015 compared to the prior year period. The reduction of expense was the result of a lower depreciable asset base due to the $47.9 million asset impairment charge recorded in fiscal 2015.
We recorded $20.9 million and $43.0 million in asset impairment charges for the three months ended December 31, 2015 and 2014, respectively. Declining sales and overall profitability in the third quarter of fiscal 2016 triggered the need for an impairment analysis to be performed, resulting in the charges.
For the three months ended December 31, 2015, we recorded $1.3 million income tax expense compared to $41.3 million for the prior year comparable period. For the current quarter, the income tax expense recorded was due primarily to the settlement of an Internal Revenue Service examination for the prior year. There was no income tax expense or benefit recorded to the current quarter operations due to our full valuation allowance. In the prior year, we recognized income tax expense on a pretax loss resulting from the full valuation allowance that was recorded to reduce the net deferred tax assets of the company to zero. We evaluated our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. We are required to assess the available positive and negative evidence to estimate if sufficient income will be generated to utilize deferred tax assets. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. A significant piece of negative evidence that we consider is cumulative losses in recent periods. Such evidence is a significant piece of objective negative evidence that is difficult to overcome. While management believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence. The significant negative evidence of our losses generated before income taxes in recent periods and the unfavorable shift in our business could not be overcome by considering other sources of taxable income, which included tax planning strategies. The full valuation allowance will remain until there exists significant objective positive evidence, such as sustained achievement of cumulative profits.
Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014
Gross profit margin, expressed as gross profit as a percentage of net sales, was 28.1% for the nine months ended December 31, 2015 compared to 28.4% for the prior year period. The decrease was due to lower gross profit margin rates in all categories except home products, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates. The decrease in gross margin rates was primarily driven by a higher promotional environment during the 2015 holiday period.
SG&A expense, as a percentage of net sales, for the nine months ended December 31, 2015 and 2014 was 22.4%. While the overall rate, as a percentage of sales, was consistent year over year there was a 54 basis point, or $1.1 million, increase in occupancy costs due primarily to increased property tax rates. We also had a 46 basis point increase, or $6.0 million, in fees associated with higher cost customer financing options and increased use of our private label credit card and a 17 basis points increase, or $2.2 million, in consulting expenses to assist in rationalizing our marketing spend, optimizing our logistics network and accelerating our transformation efforts. These increases were partially offset by a 64 basis point decrease, or $20.5 million, in wages due to our continuing effort to drive efficiencies in our labor structure, a 24 basis point decrease, or $7.7 million, in delivery services due to efficiencies in routing and lower fuel prices and an 15 basis point decrease, or $4.0 million, in employee benefits due to a reduction of medical expenses and payroll taxes driven by the efficiencies in our labor structure.
Net advertising expense decreased $15.7 million, or 15.8%, during the nine months ended December 31, 2015 compared to the prior year period due to a reduction of gross advertising spend primarily driven by reductions in print media along with the rebalancing of spending among more efficient advertising mediums.
Depreciation expense, as a percentage of net sales, decreased 26 basis points, or $6.2 million, during the nine months ended December 31, 2015 compared to the prior year period. The reduction of expense was the result of a lower asset base to depreciate due to the $47.9 million asset impairment charge recorded in fiscal 2015.
We recorded $20.9 million and $43.0 million in asset impairment charges for the nine months ended December 31, 2015 and 2014, respectively. Declining sales and overall profitability in the third quarter triggered the need for an impairment analysis to be performed, resulting in the charges.
For the nine months ended December 31, 2015, we recorded $1.3 million of income tax expense compared to $30.7 million in the prior year comparable period. For the nine months ended December 31, 2015, the income tax expense recorded was primarily due to the settlement of an Internal Revenue Service examination for a prior year. There was no income tax expense or benefit recorded related to the current year to date operations due to our full valuation allowance. For the nine months ended December 31, 2014, the income tax expense recorded was primarily due to the establishment of a full valuation allowance that was recorded to reduce our net deferred tax assets to zero. We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. We are required to assess the available positive and negative evidence to estimate if sufficient income will be generated to utilize deferred tax assets. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. A significant piece of negative evidence that we consider is cumulative losses in recent periods. Such evidence is a significant piece of objective negative evidence that is difficult to overcome. While management believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence. The significant negative evidence of our losses generated before income taxes in recent periods and the unfavorable shift in our business could not be overcome by considering other sources of taxable income, which included tax planning strategies. The full valuation allowance will remain until there exists significant objective positive evidence, such as sustained achievement of cumulative profits.

Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2015	December 31, 2014
Net cash (used in) provided by operating activities	$(12,203)	$1,544
Net cash used in investing activities	(10,486)	(17,292)
Net cash used in financing activities	(676)	(5,273)
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
During the first nine months of fiscal 2016, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2016 have been funded through cash and cash equivalents, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash (Used In) Provided by Operating Activities. Net cash (used in) provided by operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, deferred taxes and stock compensation expense. Cash (used in) provided by operating activities was $(12.2) million and $1.5 million for the nine months ended December 31, 2015 and 2014, respectively. The increase in cash used in operating activities is primarily due to a decrease in accounts payable due to timing of inventory purchases and lower customer deposits in the current period. These decreases were partially offset by the collection of an income tax receivable and a lower net loss experienced in the current year. In addition, the prior year included non cash charges of $43.0 million relating to asset impairment and deferred income taxes charges of $41.4 million compared to asset impairment charges of $20.9 million in the current year.
Cash Used In Investing Activities. Net cash used in investing activities was $10.5 million and $17.3 million for the nine months ended December 31, 2015 and 2014, respectively. The decrease in cash used in investing activities is primarily due to a decrease in capital expenditures. In the nine months ended December 31, 2015, we opened one new store with a Fine Lines department, redesigned and remodeled existing stores and invested in infrastructure and e-commerce. In the nine months ended December 31, 2014, we opened one new store, relocated two stores, relocated a distribution center, opened five Fine Lines additions and began construction on one new store.
Cash Provided by Financing Activities. Net cash used in financing activities was $0.7 million and $5.3 million for the nine months ended December 31, 2015 and 2014, respectively. The decrease in cash used in financing activities is due to the higher net payments on the inventory financing facility partially offset by treasury stock repurchases of $5.3 million during the nine months ended December 31, 2014.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2015.

As of December 31, 2015 and March 31, 2015, Gregg Appliances had no borrowings outstanding under the Amended Facility. As of December 31, 2015, Gregg Appliances had $5.2 million of letters of credit outstanding, which expire through December 31, 2016. As of March 31, 2015, Gregg Appliances had $6.5 million of letters of credit outstanding, which expired on December 31, 2015. The total borrowing availability under the Amended Facility was $198.8 million and $134.6 million as of December 31, 2015 and March 31, 2015, respectively. The interest rate based on the bank’s prime rate was 4.25% and 3.75% as of December 31, 2015 and March 31, 2015, respectively. The interest rate based on LIBOR was 2.14% and 1.64% as of December 31, 2015 and March 31, 2015, respectively.
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

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, our estimates of cash flows for purposes of impairment charges, our ability to manage costs, our ability to execute on our 2016 initiatives, innovation in the video industry, the impact and amount of non-cash charges, and shifts in our sales mix. hhgregg has based these forward-looking statements on its current expectations, assumptions, estimates and projections. These statements are only predictions. While hhgregg believes these expectations, assumptions, estimates and projections are reasonable, these forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond its control. These and other important factors may cause hhgregg's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from hhgregg's expectations are: the ability to successfully execute its strategies and initiatives, particularly in the sales mix shift and consumer electronics category; its ability to maintain a positive brand perception and recognition; the failure of manufacturers to introduce new products and technologies; competition in existing, adjacent and new metropolitan markets; its ability to maintain the security of customer, associate and Company information; its ability to roll out new financing offers to customers; its ability to effectively manage and monitor its operations, costs and service quality; its ability to maintain and upgrade its information technology systems; its ability to maintain and develop multi-channel sales and marketing strategies; competition from internet retailers; its ability to meet delivery schedules; the effect of general and regional economic and employment conditions on its net sales; its ability to attract and retain qualified sales personnel; its ability to meet financial performance guidance; its ability to generate sufficient cash flows to recover the fair value of long-lived assets and recognize deferred tax assets; its reliance on a small number of suppliers; its ability to negotiate with its suppliers to provide product on a timely basis at competitive prices; changes in legal and/or trade regulations, currency fluctuations and prevailing interest rates; and the potential for litigation. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 15, 2015. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of December 31, 2015, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of December 31, 2015, we had no outstanding borrowings on our Amended Facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended December 31, 2015, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Dated: January 28, 2016