Form 10-Q
period 2016-06-30
hhgregg, Inc.
filed 2016-08-04
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of August 1, 2016 was 27,798,354.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended June 30, 2016

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands, except share and per share data)
Net sales	$423,572	$441,063
Cost of goods sold	292,063	306,706
Gross profit	131,509	134,357
Selling, general and administrative expenses	108,109	111,104
Net advertising expense	22,869	23,054
Depreciation and amortization expense	6,978	8,369
Loss from operations	(6,447)	(8,170)
Other expense (income):
Interest expense	785	590
Interest income	(5)	(5)
Total other expense	780	585
Loss before income taxes	(7,227)	(8,755)
Income taxes	—	—
Net loss	$(7,227)	$(8,755)
Net loss per share
Basic and diluted	$(0.26)	$(0.32)
Weighted average shares outstanding-basic and diluted	27,741,261	27,680,209
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	March 31, 2016
	(In thousands, except share data)
Assets
Current assets:
Cash	$1,214	$3,703
Accounts receivable—trade, less allowances of $3 and $5 as of June 30, 2016 and March 31, 2016, respectively	17,131	11,106
Accounts receivable—other	18,672	14,937
Merchandise inventories, net	292,025	256,559
Prepaid expenses and other current assets	10,021	6,333
Income tax receivable	1,107	1,130
Total current assets	340,170	293,768
Net property and equipment	85,236	87,472
Deferred financing costs, net	2,432	1,257
Other assets	3,239	2,855
Total long-term assets	90,907	91,584
Total assets	$431,077	$385,352
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,383	$107,474
Line of credit	—	—
Customer deposits	54,682	43,235
Accrued liabilities	49,466	43,370
Total current liabilities	249,531	194,079
Long-term liabilities:
Deferred rent	56,598	59,101
Other long-term liabilities	10,381	10,818
Total long-term liabilities	66,979	69,919
Total liabilities	316,510	263,998
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,291,415 and 41,204,660 shares issued; and 27,794,733 and 27,707,978 outstanding as of June 30, 2016 and March 31, 2016, respectively	4	4
Additional paid-in capital	304,765	304,325
Accumulated deficit	(39,974)	(32,747)
Common stock held in treasury at cost 13,496,682, shares as of June 30, 2016 and March 31, 2016	(150,228)	(150,228)
Total stockholders’ equity	114,567	121,354
Total liabilities and stockholders’ equity	$431,077	$385,352
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,227)	$(8,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,978	8,369
Amortization of deferred financing costs	135	135
Stock-based compensation	440	898
Loss on early extinguishment of debt	126	—
Gain on sales of property and equipment	(63)	(78)
Tenant allowances received from landlords	—	580
Changes in operating assets and liabilities:
Accounts receivable—trade	(6,025)	(5,277)
Accounts receivable—other	(3,735)	46
Merchandise inventories	(35,466)	(67,082)
Income tax receivable	23	(19)
Prepaid expenses and other assets	(4,004)	(3,645)
Accounts payable	44,905	55,081
Customer deposits	11,447	995
Accrued liabilities	6,096	5,438
Deferred rent	(2,503)	(1,848)
Other long-term liabilities	(370)	(1,072)
Net cash provided by (used in) operating activities	10,757	(16,234)
Cash flows from investing activities:
Purchases of property and equipment	(3,910)	(4,304)
Proceeds from sales of property and equipment	4	11
Purchases of corporate-owned life insurance	(68)	(73)
Net cash used in investing activities	(3,974)	(4,366)
Cash flows from financing activities:
Net repayments on inventory financing facility	(7,836)	(59)
Payment of financing costs	(1,436)	—
Net cash used in financing activities	(9,272)	(59)
Net decrease in cash and cash equivalents	(2,489)	(20,659)
Cash and cash equivalents
Beginning of period	3,703	30,401
End of period	$1,214	$9,742
Supplemental disclosure of cash flow information:
Interest paid	$647	$459
Income taxes (received) paid	$(23)	$19
Capital expenditures included in accounts payable	$2,105	$1,352
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended June 30, 2016
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2016	27,707,978	$—	$4	$304,325	$(32,747)	$(150,228)	$121,354
Net loss	—	—	—	—	(7,227)	—	(7,227)
Vesting of RSUs, net of tax withholdings	86,755	—	—	—	—	—	—
Stock compensation expense	—	—	—	440	—	—	440
Balance at June 30, 2016	27,794,733	$—	$4	$304,765	$(39,974)	$(150,228)	$114,567
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
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of hhgregg and the notes thereto for the fiscal year ended March 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2016.
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
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years with early adoption permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU No. 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to clarify the principles used to recognize revenue for all entities. The original standard was to be effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. While the Company is still in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial position and results of operations, the Company does not currently expect a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets ("DTA") and deferred tax liabilities ("DTL") as non-current in a classified balance sheet. The ASU simplified the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. This standard is effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2016 but permits entities to early adopt at the beginning of any interim or annual period. The Company adopted ASU 2015-17 in the period ending December 31, 2015, prospectively, as it believes the adoption of this standard reduces complexity of its condensed consolidated financial statements as well as enhances the usefulness of the related financial information. Prior periods presented in the condensed consolidated balance sheet are not retrospectively adjusted.
In April 2015, the FASB issued an accounting pronouncement, FASB ASU 2015-3, related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs continue to be amortized to interest expense using the effective interest method. In August 2015, FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These pronouncements were effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption was required. The Company adopted the pronouncements for its fiscal year beginning April 1, 2016 for costs associated with their line of credit facility. The Company's accounting policy for these costs did not change with the adoption of the new pronouncements. The Company defers such costs and present them as an asset on the balance sheet and amortize the costs ratably over the term of the arrangement to interest expense.

(2)	Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at June 30, 2016 and March 31, 2016 (in thousands):

	June 30, 2016	March 31, 2016
Machinery and equipment	$23,697	$23,700
Store fixtures and furniture	150,950	150,390
Vehicles	1,789	1,757
Signs	11,942	11,959
Leasehold improvements	104,234	103,908
Construction in progress	3,071	1,792
	295,683	293,506
Less accumulated depreciation and amortization	(210,447)	(206,034)
Net property and equipment	$85,236	$87,472

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units. For the three months ended June 30, 2016 and 2015, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the periods and such shares would be antidilutive.

The following table presents net loss per basic and diluted share for the three months ended June 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2016	June 30, 2015
Net loss (A)	$(7,227)	$(8,755)
Weighted average outstanding shares of common stock (B)	27,741,261	27,680,209
Common stock and potential dilutive common shares (C)	27,741,261	27,680,209
Net loss per share:
Basic (A/B)	$(0.26)	$(0.32)
Diluted (A/C)	$(0.26)	$(0.32)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended June 30, 2016 and 2015 were 2,799,221 and 3,537,511, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at June 30, 2016 and March 31, 2016 (in thousands):

	June 30, 2016	March 31, 2016
Appliances	$157,013	$126,025
Consumer electronics	114,488	109,418
Home products	20,524	21,116
Net merchandise inventory	$292,025	$256,559

(6)	Debt
A summary of debt at June 30, 2016 and March 31, 2016 is as follows (in thousands):

	June 30, 2016	March 31, 2016
Line of credit	$—	$—
On June 28, 2016, Gregg Appliances entered into Amendments No. 2 & 3 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”) which amended the maximum amount available under the Amended Facility from $400 million to $300 million, comprised of a $20 million first-in last-out revolving tranche ("the FILO") and a $280 million revolver, subject to borrowing base availability, and extended the maturity date from July 29, 2018 to June 28, 2021.
Pursuant to the Amended Facility, the first $20 million of borrowings are applied to the FILO, subject to a borrowing base equal to the sum of (i) 5% of the eligible credit card A/R and (ii) 10% of the net orderly liquidation value of eligible inventory, in each case subject to customary reserves and eligibility criteria. Under the FILO, the inventory advance rate is reduced by 0.5% per quarter to 6.0% and will remain at 6.0% unless the fixed charge coverage ratio is less than 1.0x, then it will reduce by 0.5% each quarter to 5.0%. If the fixed charge coverage ratio is less than 1.0x at that time, the inventory advance rate is reduced by 0.25% each quarter. Interest on the borrowings under the FILO are payable at a fluctuating rate based on the bank's prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability.
For borrowings greater than $20 million, the borrowing base is equal to the sum of (i) 90% of the amount of eligible commercial and credit card receivables of Gregg Appliances and (ii) 90% of the net recovery percentage multiplied by the value of eligible inventory consistent with the most recent appraisal of such eligible inventory. Interest on borrowings (other than Eurodollar rate borrowings) is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability. Interest on Eurodollar rate borrowings is payable on the last day of each “interest period” applicable to such borrowing or on the three month anniversary of the beginning of such “interest period” for interest periods greater than three months.
The Company pays an unused line fee at the unused line rate which is determined based on the amount of the daily average of the outstanding borrowings for the immediately preceding calendar quarter period (the “Daily Average”). For a Daily Average greater than or equal to 50% of the defined borrowing base, the unused line rate is 0.25%. For a Daily Average less than 50% of the defined borrowing base, the unused line rate is 0.375%. The Amended Facility is guaranteed by Gregg Appliances’ wholly-owned subsidiary, HHG Distributing, which has no assets or operations. The guarantee is full and unconditional, and Gregg Appliances has no other subsidiaries.
Under the Amended Facility, Gregg Appliances is not required to comply with any financial maintenance covenant but Gregg Appliances is required to maintain “excess availability” of the greater of (i) 10% of the defined borrowing base or (ii) $15 million. Prior to Amendments No. 2 & 3, Gregg Appliances was not required to comply with any financial maintenance covenant unless “excess availability” was less than the greater of (i) 10.0% of the lesser of (A) the defined borrowing base or (B) the defined maximum credit or (ii) $20.0 million during the continuance of which event Gregg Appliances was subject to compliance with a fixed charge coverage ratio of 1.0 to 1.0. If Gregg Appliances has “excess availability” of less than 15%, 12.5% prior to Amendments No. 2 & 3, of the lesser of (A) the defined borrowing base or (B) the defined maximum credit, it may have, in certain circumstances more specifically described in the Amended Facility, become subject to cash dominion control.
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment agreements or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at June 30, 2016.
As of June 30, 2016 and March 31, 2016, Gregg Appliances had no borrowings outstanding under the Amended Facility. The total borrowing availability under the Amended Facility was $177.2 million and $139.9 million as of June 30, 2016 and March 31, 2016, respectively. The Company typically borrows based on LIBOR. As of June 30, 2016, the interest rate on the FILO based on LIBOR was 5.4%. The interest rate on the revolver based on LIBOR was 2.44% and 2.15% as of June 30, 2016 and March 31, 2016, respectively.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the three months ended June 30, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2016	2,827,168	$11.86
Granted	—	—
Exercised	—	—
Forfeited	(38,720)	7.12
Expired	(814,633)	13.20
Outstanding at June 30, 2016	1,973,815	$11.40
During the three months ended June 30, 2016, the Company did not grant options under the 2007 Equity Incentive Plan.
Time Vested Restricted Stock Units
During the three months ended June 30, 2016, the Company granted 877,832 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The RSUs vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as an employee or director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the three months ended June 30, 2016 was $1.62.
The following table summarizes RSU vesting activity for the three months ended June 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	370,383	$4.83
Granted	877,832	1.62
Vested	(107,138)	5.53
Forfeited	(44,254)	2.36
Nonvested at June 30, 2016	1,096,823	$2.29

(8)	Contingencies

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

The Company was the defendant in a class action lawsuit captioned, Dwain Underwood, on behalf of himself and all others similarly situated v. Gregg Appliances, Inc. and hhgregg, Inc., filed in the Superior Court in Marion County, Indiana, where a former employee alleged that the Company breached a contract by failing to correctly calculate his (and other class members) incentive bonus.  On July 9, 2014, the judge granted the plaintiff’s motion for class certification, and on July 17, 2015, the judge granted the plaintiff’s motion for summary judgment, although no finding on damages was made.  The Company's interlocutory appeal to the Indiana Court of Appeals was accepted on October 23, 2015. On July 22, 2016, the Indiana Court of Appeals reversed the Superior Court's decision for summary judgment and directed that summary judgment be entered in the Company's favor. The plaintiff has 30 days to appeal the decision. The Company believes a loss is not probable, and thus, as of June 30, 2016, a liability has not been recorded for this matter.

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
Our MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and the Consolidated Financial Statements for the fiscal year ended March 31, 2016, included in our latest Annual Report on Form 10-K, as filed with the SEC on May 19, 2016.
Overview
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 226 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2017 fiscal year is the 12 month period ending on March 31, 2017.
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
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. In addition, we offer additional products not available in our store locations online at www.hhgregg.com. Appliance and consumer electronics sales comprised 94% of our net sales mix for three months ended June 30, 2016, and June 30, 2015.
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
In response to the declines in our overall comparable store sales, for fiscal 2017 we are focusing on revenue growth, productivity and realigning the organization of our business.
Our first focus for fiscal 2017 is revenue growth. Similar to previous years, the appliance category will continue to be the centerpiece of our business, and as such, we will continue to drive specific initiatives around the category. We will continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are only available in our Fine Line departments and historically have improved our appliance sales in the adjacent hhgregg stores. During fiscal 2016, we opened one Fine Lines department and plan on opening up to 15 additional Fine Lines departments in fiscal 2017, of which we opened three Fine Lines departments as of July 1, 2016. To grow revenues in the consumer electronics category, we intend to expand our product selection and grow our online revenues through www.hhgregg.com. We plan on optimizing www.hhgregg.com to increase the online purchase of televisions and other consumer electronics by consumers as well as expand the endless aisle concept, offering products not available in stores. This will also allow us to broaden our footprint by shipping to customers throughout the entire United States. During the three months ended June 30, 2016, we increased online sales by 33.1% compared to the prior year quarter.
During fiscal 2016, we transformed the layout of 25 stores to better showcase our selection of appliances, consumer electronics and home products. These changes were designed to make our stores more visually appealing to our customers, as well as to display merchandise by functionality. Furniture and appliances are prominently displayed in the front of the store. Due to the connected nature of the products, consumer electronics and computers and tablets are displayed together. We expect to complete the redesign of up to 100 existing stores before the fiscal 2017 holiday selling season. During the three months ended June 30, 2016, we completed 26 redesigns.
In all of our categories, we plan on continuing to offer delivery and installation capabilities and will invest in the infrastructure and revenue generating capabilities of these areas by improving upon the Store2Door service. Store2Door allows the customer to purchase online and have the product delivered and/or installed in their home or to allow the customer to pick the product up in the store seamlessly. In order to accomplish this, we will refine our processes and offerings. We also plan on adding a Store2Door kiosk in appliance and furniture categories which will allow customers who visit our store to purchase products not available in the store and have them delivered to their home.
Our goal is to establish long-term relationships with our customers through our stores and our website. We want to gain our customer's trust during the sales process. In order to reach this goal, we will continue to train and develop our consultative sales staff so they are able to educate our customers on the benefits of feature-rich products. We also offer the ultimate price center which shows the customer the competitor's price in the store so that the customer can be assured that they are paying the lowest price possible. By putting the customer first, we will gain our customer's trust and ensure that the customer has a positive sales experience, which will lead to repeat business.
Our second focus for fiscal 2017 is productivity. We will continue to focus on reducing our overall selling, general and administrative expenses including store level, corporate and logistics expenses. We are in the process of evaluating and restructuring our logistics network to determine the best logistics design for optimization efficiency. We will also evaluate inventory productivity to determine ways to reduce inventory in all categories. Using the knowledge we obtained during fiscal 2016, we will optimize our fiscal 2017 marketing spend to the most effective mediums with the goal to drive in-store and online traffic.
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
We believe our products are rich in features and innovation. We also believe that customers find it helpful to have someone explain the features and benefits of a product as this assistance allows them the opportunity to buy the product that most closely matches their needs. We focus our product assortment on big box items requiring in-home delivery and installation in order to utilize service offerings. We follow up on the customer purchase experience by offering delivery capabilities on many of our products and in-home installation service.
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

•
Evidence suggests that home prices will continue to increase. In 2015, home price appreciation increased 5.7% which was consistent with the 2014 increase, according to the Federal Housing Finance Agency index. Economists generally expect the rate of home price growth to moderate to 5% in 2016.

•	Housing turnover increased an estimated 7.4% in 2015 after a 2.6% decrease in 2014, according to The National Association of Realtors and U.S. Census Bureau.
*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business. Printed in the U.S.A.
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Up’s experienced a 13.3% increase for the twelve-month period ended March 31, 2016 over the prior year comparable period. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. For the three months ended June 30, 2016 we had a low single digit decrease in average unit selling prices in appliances compared to three months ended June 30, 2015. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for home appliances increased 1.5% from $46.1 billion in 2014 to $46.8 billion in 2015. Major household appliances, such as refrigerators, stovetops, dishwashers and washer and dryers, account for approximately 86.3% of this total at $40.4 billion in 2015. For the three months ended June 30, 2016, we generated 64% of total product sales from the sale of home appliances. In addition there was strong promotional competition. The Association of Home Appliance Manufactures estimates 2-3% of growth for calendar 2016 compared to calendar 2015. With the addition of the Fine Lines departments, promotions aimed towards appliances and refined product assortments by geography, we were successful in driving additional traffic converting into additional revenues for the appliance category. For the three months ended June 30, 2016, we had a comparable store sales increase of 3.7% in appliances.
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We will continue to assort and promote value products across all segments of the category to drive the video business both in-store and online. As vendor models transition for the year, we will add additional online SKUs in both value and premium brands. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for consumer electronics was $216.1 billion in 2015, a 2.5% increase from 2014. From this total, televisions accounted for $36.6 billion compared to $36.7 billion in the prior year, a 0.1% decrease, and personal computers and equipment accounted for $55.4 billion compared to $52.7 billion in the prior year, a 5.1% increase. For the three months ended June 30, 2016, we generated 30% of total product sales from the sale of consumer electronics. For calendar 2016, U.S. Consumer Technology Association projects that unit sales of digital displays will be down 1% compared to calendar 2015 and total computing will be down 7% for calendar 2016 compared to calendar 2015. For the three months ended June 30, 2016, we had a comparable store sales decrease of 17.4% for consumer electronics due to the fact that, relative to our competitors, we were highly indexed in large premium televisions.
In previous years, we have introduced new products to help offset falling market demand and market share losses of our product categories. We will continue to monitor the performance of these new categories, along with market share shifts between the competitive set in our existing categories. We continue to refine our assortment in the furniture category and plan on focusing on the great room, a large room in a modern house that combines features of a living room with those of a dining room or family room. As we are currently experiencing growth in this product category, we are optimistic about the growth experienced by the industry as well. According to the U.S. Department of Commerce - Bureau of Economic Analysis, personal consumption for household furniture was $103.1 billion in 2015, an increase of 5.0% from $98.2 billion in 2014. Our home products comparable store sales for three months ended June 30, 2016 increased 0.3% from the prior year. For the three months ended June 30, 2016, we generated 6% of total product sales from the sale of furniture and mattresses.
Seasonality. Our business is seasonal, with a higher portion of net sales, operating costs, and operating profit realized during the quarter that ends December 31st due to the overall demand for consumer electronics during the Thanksgiving and Christmas holiday shopping season. Appliance sales are impacted by seasonal weather patterns, but are less seasonal than our electronics business and help to offset the seasonality of our overall business.

Critical Accounting Policies
We describe our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2016 in our latest Annual Report on Form 10-K filed with the SEC on May 19, 2016. There have been no significant changes in our critical accounting policies and estimates since the end of fiscal 2016.

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended
	June 30,
(unaudited)	2016	2015
Net sales	$423,572	$441,063
Net sales % decrease	(4.0)%	(6.6)%
Comparable store sales % decrease (1)	(3.9)%	(6.3)%
Gross profit as a % of net sales	31.0%	30.5%
SG&A as a % of net sales	25.5%	25.2%
Net advertising expense as a % of net sales	5.4%	5.2%
Depreciation and amortization expense as a % of net sales	1.6%	1.9%
Loss from operations as a % of net sales	(1.5)%	(1.9)%
Net interest expense as a % of net sales	0.2%	0.1%
Net loss	$(7,227)	$(8,755)
Net loss per diluted share	$(0.26)	$(0.32)
Weighted average shares outstanding—diluted	27,741,261	27,680,209
Number of stores open at the end of period	226	227

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss was $7.2 million for the three months ended June 30, 2016, or $0.26 per diluted share, compared with net loss of $8.8 million, or $0.32 per diluted share, for the comparable prior year period. The improvement in net loss in the three months ended June 30, 2016 was partially due to an increase in gross profit as a percent of sales and the effective management of our cost structure. These improvements were partially offset by the decrease in net sales.
Net sales for the three months ended June 30, 2016 decreased 4.0% to $423.6 million from $441.1 million in the comparable prior year period. The decrease in net sales for the three month period was primarily the result of a comparable store sales decrease of 3.9%.
Net sales mix and comparable store sales percentage changes by product category for the three months ended June 30, 2016 and 2015 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Appliances	64%	59%	3.7%	(2.2)%
Consumer electronics (1)	30%	35%	(17.4)%	(14.8)%
Home products (2)	6%	6%	0.3%	12.1%
Total	100%	100%	(3.9)%	(6.3)%

(1)	Primarily consists of televisions, audio, personal electronics, computers and tablets, and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three months ended June 30, 2016 was driven by a decrease in net sales of consumer electronics, slightly offset by increases in appliances and home products net sales. The comparable store sales increase of 3.7% in the appliance category is due to increases in unit demand partially offset by a decrease in average selling prices. The consumer electronics category comparable store sales decline of 17.4% was primarily due to a decline in both units sold and average selling price. The increase of 0.3% in comparable store sales for the home products category was largely a result of increases in average selling prices offset slightly by a decrease in unit demand.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Gross profit margin, expressed as gross profit as a percentage of net sales, increased for the three months ended June 30, 2016 to 31.0% from 30.5% for the comparable prior year period. The increase was due to a favorable sales mix shift to product categories with higher gross profit margin rates, in addition to higher gross margin rates in appliances and home products, partially offset by lower gross profit margin rates in consumer electronics.
SG&A expense, as a percentage of net sales, increased 33 basis points, or $3.0 million, for the three months ended June 30, 2016 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was the result of (i) a 34 basis points increase, $0.2 million, in occupancy costs due primarily to increased utility expenses and the deleveraging effect of the net sales decline, (ii) a 32 basis point increase, or $0.7 million, in delivery services due to increased number of deliveries in all categories due to free delivery promotions, (iii) 17 basis point increase, or $0.9 million, in wages due to labor related to the distribution center consolidation, and (iv) a 13 basis point increase, or $0.5 million, for credit card charge backs. These increases were partially offset by a 86 basis point decrease, or $3.8 million, for consulting expenses incurred in the prior year to assist in our cost saving initiatives for fiscal 2016.
Net advertising expense decreased $0.2 million, or 0.8%, during the three months ended June 30, 2016 compared to the prior year period due to continued efficiency and effectiveness in our advertising spend.
Depreciation expense, as a percentage of net sales, decreased 25 basis points, or $1.4 million, during the three months ended June 30, 2016 compared to the prior year period. The reduction of expense was primarily the result of a lower depreciable asset base due to the $20.9 million asset impairment charge recorded in fiscal 2016.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Net cash provided by (used in) operating activities	$10,757	$(16,234)
Net cash used in investing activities	(3,974)	(4,366)
Net cash used in financing activities	(9,272)	(59)
Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures. We make capital expenditures principally to fund our existing stores along with our e-commerce business and the related supply chain infrastructure, which includes, among other things, investments in new distribution facilities, remodeling and relocation of existing stores, enhancements to our e-commerce site, as well as information technology and other infrastructure-related projects.
During the three months ended June 30, 2016, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2017 will be funded through cash, borrowings under our Amended Facility described below and tenant allowances from landlords.

Cash Provided by (Used In) Operating Activities. Net cash provided by (used in) operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, loss on early extinguishment of debt and stock compensation expense. Cash provided by (used in) operating activities was $10.8 million and $(16.2) million for the three months ended June 30, 2016 and 2015, respectively. The increase in cash provided by operating activities is primarily due to a lower net loss in the current year, an increase in accounts payable due to timing of inventory purchases, a lower investment of inventory in the current year and increased customer deposits in the current period. These increases were partially offset by an increase in accounts receivable.
Cash Used In Investing Activities. Net cash used in investing activities was $4.0 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in cash used in investing activities is primarily due to a decrease in capital expenditures. In the three months ended June 30, 2016, we invested in three new Fine Lines departments, redesigned and remodeled existing stores and invested in infrastructure and e-commerce. In the three months ended June 30, 2015, we opened one new store and invested in infrastructure and e-commerce.
Cash Used In Financing Activities. Net cash used in financing activities was $9.3 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The increase in cash used in financing activities is due to the higher net payments on the inventory financing facility and the payment of financing costs related to the Amended Facility.
Amended Facility. On June 28, 2016, Gregg Appliances entered into Amendments No. 2 & 3 to the Amended and Restated Loan and Security Agreement (the “Amended Facility”) which amended the maximum amount available under the Amended Facility from $400 million to $300 million, comprised of a $20 million first-in last-out revolving tranche ("the FILO") and a $280 million revolver, subject to borrowing base availability, and extended the maturity date from July 29, 2018 to June 28, 2021. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information about the Amended Facility.
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at June 30, 2016.
As of June 30, 2016 and March 31, 2016, Gregg Appliances had no borrowings outstanding under the Amended Facility. The total borrowing availability under the Amended Facility was $177.2 million and $139.9 million as of June 30, 2016 and March 31, 2016, respectively. The Company typically borrows based on LIBOR. As of June 30, 2016, the interest rate on the FILO based on LIBOR was 5.4%. The interest rate on the revolver based on LIBOR was 2.44% and 2.15% as of June 30, 2016 and March 31, 2016, respectively.
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
Contractual Obligations
There have been no significant changes in our contractual obligations during the period covered by this report. See our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2016 in our latest Annual Report on Form 10-K filed with the SEC on May 19, 2016 for additional information regarding our contractual obligations.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements in this document constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, our estimates of cash flows for purposes of impairment charges, our ability to manage costs, our ability to execute on our 2017 initiatives, innovation in the video industry, the impact and amount of non-cash charges, and shifts in our sales mix. hhgregg has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While hhgregg believes these expectations, assumptions, estimates and projections are reasonable, these forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond its control. These and other important factors may cause hhgregg's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from hhgregg's expectations are: the ability to successfully execute the Company's strategies and initiatives, particularly in returning the Company to profitable growth; the Company's ability to increase customer traffic and conversion; competition in the retail industry; the Company's ability to maintain a positive brand perception and recognition; the Company's ability to attract and retain qualified personnel; the Company's ability to maintain the security of customer, associate and Company information; rules, regulations, contractual obligations, compliance requirements and fees associated with accepting a variety of payment methods; the Company's ability to effectively achieve cost cutting initiatives; the Company's ability to generate strong cash flows to support its operating activities; the Company's relationships and operations of its key suppliers; the Company's ability to generate sufficient cash flows to recover the fair value of long-lived assets; the Company's ability to maintain and upgrade its information technology systems; the fluctuation of the Company's comparable store sales; the effect of general and regional economic and employment conditions on the Company's net sales; the Company's ability to meet financial performance guidance; disruption in the Company's supply chain; changes in trade regulation, currency fluctuations and prevailing interest rates; and the potential for litigation. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Actual events or results may differ materially because of market conditions in our industry or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest Annual Report on Form 10-K filed with the SEC on May 19, 2016. The forward-looking statements are made as of the date of this document and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk.
As of June 30, 2016, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of June 30, 2016, we had no outstanding borrowings on our Amended Facility.

ITEM 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer) and Vice President, Controller (principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
Our management, including our Chief Executive Officer and Chief Financial Officer and Vice President, Controller, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Vice President, Controller, concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

ITEM 1.	Legal Proceedings

For a description of our legal proceedings, see Note 8, Contingencies, of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
There have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 19, 2016. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended June 30, 2016, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Robert J. Riesbeck President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Dated: August 4, 2016