Form 10-Q
period 2016-09-30
hhgregg, Inc.
filed 2016-11-08
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of October 31, 2016 was 27,806,403.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended September 30, 2016

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands, except share and per share data)
Net sales	$454,500	$486,876	$878,072	$927,939
Cost of goods sold	324,113	348,231	616,176	654,937
Gross profit	130,387	138,645	261,896	273,002
Selling, general and administrative expenses	117,626	113,479	225,735	224,583
Net advertising expense	21,763	26,254	44,632	49,308
Depreciation and amortization expense	7,068	8,391	14,046	16,760
Asset impairment charges	1,388	—	1,388	—
Loss from operations	(17,458)	(9,479)	(23,905)	(17,649)
Other expense (income):
Interest expense	936	649	1,721	1,239
Interest income	(17)	(2)	(22)	(7)
Total other expense	919	647	1,699	1,232
Loss before income taxes	(18,377)	(10,126)	(25,604)	(18,881)
Income taxes	—	—	—	—
Net loss	$(18,377)	$(10,126)	$(25,604)	$(18,881)
Net loss per share
Basic and diluted	$(0.66)	$(0.37)	$(0.92)	$(0.68)
Weighted average shares outstanding-basic and diluted	27,801,470	27,707,978	27,771,530	27,694,169
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	March 31, 2016
	(In thousands, except share data)
Assets
Current assets:
Cash	$1,207	$3,703
Accounts receivable—trade, less allowances of $6 and $5 as of September 30, 2016 and March 31, 2016, respectively	12,697	11,106
Accounts receivable—other	21,999	14,937
Merchandise inventories, net	241,518	256,559
Prepaid expenses and other current assets	5,406	6,333
Income tax receivable	—	1,130
Total current assets	282,827	293,768
Net property and equipment	83,081	87,472
Deferred financing costs, net	2,314	1,257
Other assets	3,081	2,855
Total long-term assets	88,476	91,584
Total assets	$371,303	$385,352
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,104	$107,474
Line of credit	—	—
Customer deposits	48,487	43,235
Accrued liabilities	47,769	43,370
Total current liabilities	205,360	194,079
Long-term liabilities:
Deferred rent	53,321	59,101
Other long-term liabilities	16,079	10,818
Total long-term liabilities	69,400	69,919
Total liabilities	274,760	263,998
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,302,642 and 41,204,660 shares issued; and 27,805,960 and 27,707,978 outstanding as of September 30, 2016 and March 31, 2016, respectively	4	4
Additional paid-in capital	305,118	304,325
Accumulated deficit	(58,351)	(32,747)
Common stock held in treasury at cost 13,496,682, shares as of September 30, 2016 and March 31, 2016	(150,228)	(150,228)
Total stockholders’ equity	96,543	121,354
Total liabilities and stockholders’ equity	$371,303	$385,352
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,604)	$(18,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,046	16,760
Amortization of deferred financing costs	256	270
Stock-based compensation	835	1,684
Loss on early extinguishment of debt	126	—
Loss on sales of property and equipment	219	52
Asset impairment charges	1,388	—
Tenant allowances received from landlords	—	721
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,591)	345
Accounts receivable—other	(7,062)	1,631
Merchandise inventories	15,041	(31,221)
Income tax receivable	1,130	4,620
Prepaid expenses and other assets	816	1,217
Accounts payable	12,104	29,461
Customer deposits	5,252	2,109
Accrued liabilities	4,357	5,667
Deferred rent	(5,780)	(4,068)
Other long-term liabilities	5,395	(747)
Net cash provided by operating activities	20,928	9,620
Cash flows from investing activities:
Purchases of property and equipment	(11,475)	(8,118)
Proceeds from sales of property and equipment	42	62
Purchases of corporate-owned life insurance	(115)	(78)
Net cash used in investing activities	(11,548)	(8,134)
Cash flows from financing activities:
Net (repayments) borrowings on inventory financing facility	(10,437)	2,990
Payment of financing costs	(1,439)	—
Net cash (used in) provided by financing activities	(11,876)	2,990
Net (decrease) increase in cash and cash equivalents	(2,496)	4,476
Cash and cash equivalents
Beginning of period	3,703	30,401
End of period	$1,207	$34,877
Supplemental disclosure of cash flow information:
Interest paid	$1,504	$966
Income taxes received	$(1,132)	$(4,600)
Capital expenditures included in accounts payable	$1,228	$665
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended September 30, 2016
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2016	27,707,978	$—	$4	$304,325	$(32,747)	$(150,228)	$121,354
Net loss	—	—	—	—	(25,604)	—	(25,604)
Vesting of RSUs, net of tax withholdings	97,982	—	—	(42)	—	—	(42)
Stock compensation expense	—	—	—	835	—	—	835
Balance at September 30, 2016	27,805,960	$—	$4	$305,118	$(58,351)	$(150,228)	$96,543
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (“hhgregg” or the “Company”) is an appliance, consumer electronics and home products retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 221 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. The Company reports its results as one reportable segment.
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
Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which addresses eight classification issues related to the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued an accounting pronouncement, FASB ASU 2015-3, related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs continue to be amortized to interest expense using the effective interest method. In August 2015, FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These pronouncements were effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption was required. The Company adopted the pronouncements for its fiscal year beginning April 1, 2016 for costs associated with their line of credit facility. The Company's accounting policy for these costs did not change with the adoption of the new pronouncements. The Company defers such costs and presents them as an asset on the balance sheet and amortizes the costs ratably over the term of the arrangement to interest expense.

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
For certain remodeled locations that were previously evaluated and impaired due to declining sales and profitability, the Company performed another evaluation as of September 30, 2016. Twenty-two stores with an aggregate net book value of $2.1 million were reduced to an estimated aggregate fair value of $0.7 million based on their projected cash flows, discounted at 15%. This resulted in a non-cash asset impairment charge of $1.4 million for the three and six months ended September 30, 2016. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, direct expenses and capital expenditures.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at September 30, 2016 and March 31, 2016 (in thousands):

	September 30, 2016	March 31, 2016
Machinery and equipment	$23,675	$23,700
Store fixtures and furniture	153,468	150,390
Vehicles	1,780	1,757
Signs	11,991	11,959
Leasehold improvements	106,428	103,908
Construction in progress	2,468	1,792
	299,810	293,506
Less accumulated depreciation and amortization	(216,729)	(206,034)
Net property and equipment	$83,081	$87,472

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units. For the three and six months ended September 30, 2016 and 2015, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the periods and such shares would be antidilutive.

The following table presents net loss per basic and diluted share for the three and six months ended September 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss (A)	$(18,377)	$(10,126)	$(25,604)	$(18,881)
Weighted average outstanding shares of common stock (B)	27,801,470	27,707,978	27,771,530	27,694,169
Common stock and potential dilutive common shares (C)	27,801,470	27,707,978	27,771,530	27,694,169
Net loss per share:
Basic (A/B)	$(0.66)	$(0.37)	$(0.92)	$(0.68)
Diluted (A/C)	$(0.66)	$(0.37)	$(0.92)	$(0.68)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended September 30, 2016 and 2015 were 2,105,245 and 3,373,274, respectively. Antidilutive shares not included in the net loss per diluted share calculation for the six months ended September 30, 2016 and 2015 were 2,438,505 and 3,452,936, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at September 30, 2016 and March 31, 2016 (in thousands):

	September 30, 2016	March 31, 2016
Appliances	$124,877	$126,025
Consumer electronics	98,611	109,418
Home products	18,030	21,116
Net merchandise inventory	$241,518	$256,559

(6)	Debt
A summary of debt at September 30, 2016 and March 31, 2016 is as follows (in thousands):

	September 30, 2016	March 31, 2016
Line of credit	$—	$—
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
Pursuant to the Amended Facility, the first $20 million of borrowings are applied to the FILO, subject to a borrowing base equal to the sum of (i) 5% of the eligible credit card A/R and (ii) 10% of the net orderly liquidation value of eligible inventory, in each case subject to customary reserves and eligibility criteria. Under the FILO, the inventory advance rate is reduced by 0.5% per quarter to 6.0% and will remain at 6.0% unless the fixed charge coverage ratio is less than 1.0x, then it will reduce by 0.5% each quarter to 5.0%. If the fixed charge coverage ratio is less than 1.0x at that time, the inventory advance rate is reduced by 0.25% each quarter. Interest on the borrowings under the FILO is payable at a fluctuating rate based on the bank's prime rate or LIBOR plus an applicable margin based on the average quarterly excess availability.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment agreements or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2016.
As of September 30, 2016 and March 31, 2016, Gregg Appliances had no borrowings outstanding under the Amended Facility. The total borrowing availability under the Amended Facility was $142.0 million and $139.9 million as of September 30, 2016 and March 31, 2016, respectively. The Company typically borrows based on LIBOR. As of September 30, 2016, the interest rate on the FILO based on LIBOR was 5.5%. The interest rate on the revolver based on LIBOR was 2.2% and 2.1% as of September 30, 2016 and March 31, 2016, respectively.

(7)	Stock-based Compensation
Stock Options
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Plan to 9,000,000. The following table summarizes the activity under the Company’s 2007 Equity Incentive Plan for the six months ended September 30, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2016	2,827,168	$11.86
Granted	—	—
Exercised	—	—
Forfeited	(62,917)	7.06
Expired	(1,109,886)	13.04
Outstanding at September 30, 2016	1,654,365	$11.25

Time Vested Restricted Stock Units
During the six months ended September 30, 2016, the Company granted 1,003,832 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The RSUs vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as an employee or director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the six months ended September 30, 2016 was $1.66.
The following table summarizes RSU vesting activity for the six months ended September 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	370,383	$4.83
Granted	1,003,832	1.66
Vested	(120,709)	5.66
Forfeited	(85,399)	2.27
Nonvested at September 30, 2016	1,168,107	$2.21

(8)	Contingencies

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

(9)	Related Party Transaction
In August 2016, Gregg Appliances entered into a sponsorship agreement through December 31, 2018, with Andretti Autosport 2, Inc. ("Andretti Autosport"), a subsidiary of Andretti Autosport Holding Company, Inc. Pursuant to the agreement, Andretti Autosport will receive $2.75 million annually for the 2017 and 2018 racing seasons from Gregg Appliances to sponsor an Andretti Autosport racing team. Michael Andretti, a director on hhgregg's Board of Directors, serves as the Chairman, President and Chief Executive Officer of Andretti Autosport Holding Company, Inc.

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
Overview
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 221 brick-and-mortar stores in 20 states that also offers market-leading global and local brands at value prices nationwide via hhgregg.com. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2017 fiscal year is the 12 month period ending on March 31, 2017.
Comparable store sales is comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website. Stores that are closed are excluded from the calculation the month of closing. The method of calculating comparable store sales varies across the retail industry, and our method of calculating comparable store sales may not be the same as other retailers’ methods.
This overview section is divided into three sub-sections discussing our operating strategy and performance, business strategy and core philosophies and seasonality.
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium appliance, consumer electronics and home furniture products. We also offer additional products not available in our store locations online at www.hhgregg.com. Appliance and consumer electronics sales comprised 94% of our net sales mix for the six months ended September 30, 2016, and September 30, 2015.
We strive to differentiate ourselves through our customer purchase experience, starting with a highly-trained, consultative commissioned sales force which educates our customers on the features and benefits of our products, followed by rapid product delivery and installation, and ending with post-sales support services. We carefully monitor our competition to ensure that our prices are competitive in the marketplace. Our experience has been that informed customers often choose to buy a more heavily-featured product once they understand the applicability and benefits of its features. Heavily-featured products typically carry higher average selling prices and higher margins than less-featured, entry-level price point products.
In response to the declines in our overall comparable store sales, for fiscal 2017 we are focusing on revenue growth and productivity.
Our first focus for fiscal 2017 is revenue growth. Similar to previous years, the appliance category continues to be the centerpiece of our business, and as such, we continue to drive specific initiatives around the category. We continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are only available in our Fine Line departments and historically have improved our appliance sales in the adjacent hhgregg stores. As of September 30, 2016, we opened six Fine Lines and and we plan on opening an additional four Fine Lines during the fiscal 2017 third quarter. In addition to the Fine Lines departments, in order to drive appliance revenues, we continue to offer promotions aimed towards appliances, including free delivery. For the six months ended September 30, 2016, appliances accounted for 63% of our total revenues and appliance same store sales increased 4.7%.

To further grow revenues in all departments, we expanded our product selection through www.hhgregg.com. We are optimizing www.hhgregg.com to increase the online purchase of products by consumers as well as expand the endless aisle concept, offering products not available in stores through www.hhgregg.com and the in-store Store2Door kiosk. The Store2Door kiosk allows customers who visit our store to purchase products not available in the store and have them delivered to their home. During the six months ended September 30, 2016, we increased online sales by 35.5% compared to the six months ended September 30, 2015.
We continue to reset the layout of our stores to better showcase our selection of appliances, consumer electronics and home products. These changes are designed to make our stores more visually appealing to our customers, as well as to display merchandise by functionality. Furniture and appliances are prominently displayed in the front of our stores. We have completed 65 of the planned 100 existing store resets as of September 30, 2016, and we plan to complete the majority of the remaining 35 by the fiscal 2017 holiday selling season. We plan on completing the resets of the remainder of the the entire chain of stores by the end of fiscal 2017, which is earlier than we previously expected.
In all of our categories, we continue to offer delivery and installation capabilities and are investing in the infrastructure and revenue generating capabilities of these areas by improving upon the Store2Door service. Store2Door allows the customer to purchase online and have the product delivered and/or installed in their home or to allow the customer to pick the product up in the store seamlessly. To accomplish this, we will refine our processes and offerings. We also added a Store2Door kiosk which allows customers who visit our store to purchase appliance and home products not available in the store and have them delivered to their home.
Our goal is to establish long-term relationships with our customers through our stores and our website. We want to gain our customer's trust during the sales process. To reach this goal, we will continue to train and develop our consultative sales staff to enable them to educate our customers on the benefits of our feature-rich products. We also offer the ultimate price center which shows the customer the competitor's price of most of our products in the store so that the customer can be assured that they are paying the lowest price possible. In addition, we offer a comprehensive suite of services including delivery and installation, third-party premium service plans and third-party in-home service and repair, and repair and maintenance of our products. By putting the customer first, we believe we gain our customer's trust and ensure that the customer has a positive sales experience, which we believe will lead to repeat business.
Our second focus for fiscal 2017 is productivity. We continue to focus on reducing our overall selling, general and administrative expenses including store level, corporate and logistics expenses. During the six months ended September 30, 2016 we began restructuring our logistics network and are combining our Indianapolis and Chicago distribution centers into a new facility in the Cincinnati area and right-sizing the warehouses in the Indianapolis and Chicago market for local deliveries. The restructuring will be complete before the fiscal 2017 holiday selling season and we expect to see the benefits of increased logistics productivity beginning in our third fiscal quarter of fiscal 2017. The majority of the costs for this project were incurred during the six months ended September 30, 2016. To date, we incurred $2.9 million of costs related to this logistics restructure. We also continue to evaluate inventory productivity to determine ways to reduce inventory in all categories. As a result of our evaluation, as of September 30, 2016, our inventory levels were down 16.3%, or $47.2 million, compared to September 30, 2015. Finally, using the knowledge we obtained during fiscal 2016, we continue to optimize our fiscal 2017 marketing spend to the most effective mediums to drive in-store and online traffic.
Business Strategy and Core Philosophies. Our business strategy is centered around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they experience a well-designed, customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly-trained consultative sales force, who educates the customers about the different product features.
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
While we believe many of our product offerings are considered essential items by our customers, other products and certain features are viewed as discretionary purchases. As a result, our results of operations are susceptible to a challenging macro-economic environment. As consumers show a more cautious approach to purchases of discretionary items, customer traffic and spending patterns continue to be difficult to predict. By providing a knowledgeable consultative sales force, delivery and installation capabilities, credit offerings and expanded product offerings, we believe we offer our customers a differentiated value proposition. There are many variables that affect consumer demand for the home product purchases that we offer, including:

•	Growth in real disposable personal income is projected to moderate to 2.9% in 2016 as compared with 3.4% growth in 2015, based on the March 2016 Blue Chip Economic Indicators®. *

•	The average unemployment rate for 2016 is forecasted to decline to 4.7%, according to the March 2016 Blue Chip Economic Indicators, which would be an improvement from the 5.3% average in 2015.

•
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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Up’s experienced a 5.3% increase for the twelve-month period ended September 30, 2016 over the prior year comparable period. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they save the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. For the six months ended September 30, 2016 we experienced a low single digit decrease in average unit selling prices in appliances compared to the six months ended September 30, 2015. For the six months ended September 30, 2016, we generated 63% of total product sales from the sale of home appliances. The Association of Home Appliance Manufactures estimates 2-3% of growth for calendar 2016 compared to calendar 2015. With the addition of the Fine Lines departments, promotions aimed towards appliances and refined product assortments by geography, we were successful in driving additional traffic, converting into additional revenues for the appliance category for the six months ended September 30, 2016. We had a comparable store sales increase of 4.7% in appliances for the six months ended September 30, 2016
The consumer electronics industry depends on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points are gradually reduced to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has seen falling demand, gross margin rate declines, and average selling price declines. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. In addition, we have seen the evolution of traditional consumer electronics devices change to connected devices in the last few years. We will continue to assort and promote value products across all segments of the category to drive the video business both in-store and online. As vendor models transition for the year, we will add additional online SKUs in both value and premium brands. For the six months ended September 30, 2016, we generated 30% of total product sales from the sale of consumer electronics. For calendar 2016, U.S. Consumer Technology Association projects that unit sales of digital displays will be down 1% compared to calendar 2015 and total computing will be down 7% for calendar 2016 compared to calendar 2015. For the six months ended September 30, 2016, we had a comparable store sales decrease of 21.6% for consumer electronics due to the fact that, relative to our competitors, we were highly indexed in large premium televisions. We will continue to focus on shifting our consumer electronic sales to a more profitable sales mix, which may result in our unit sales to be lower than the industry.
In previous years, we have introduced new products to help offset falling market demand and market share losses of our product categories. We will continue to monitor the performance of these categories, along with market share shifts between the competitive set in our existing categories. We continue to refine our assortment in the furniture category and focus on the great room, a large room in a modern house that combines features of a living room with those of a dining room or family room. Even though we experienced a slight decrease in same store sales for the six months ended September 30, 2016, we are optimistic about the growth experienced by the industry. Our home products comparable store sales for six months ended September 30, 2016 decreased 0.3% from the prior year. For the six months ended September 30, 2016, we generated 6% of total product sales from the sale of furniture and mattresses.
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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(unaudited)	2016	2015	2016	2015
Net sales	$454,500	$486,876	$878,072	$927,939
Net sales % decrease	(6.6)%	(3.8)%	(5.4)%	(5.1)%
Comparable store sales % decrease (1)	(6.4)%	(3.5)%	(5.2)%	(4.8)%
Gross profit as a % of net sales	28.7%	28.5%	29.8%	29.4%
SG&A as a % of net sales	25.9%	23.3%	25.7%	24.2%
Net advertising expense as a % of net sales	4.8%	5.4%	5.1%	5.3%
Depreciation and amortization expense as a % of net sales	1.6%	1.7%	1.6%	1.8%
Loss from operations as a % of net sales	(3.8)%	(1.9)%	(2.7)%	(1.9)%
Net interest expense as a % of net sales	0.2%	0.1%	0.2%	0.1%
Net loss	$(18,377)	$(10,126)	$(25,604)	$(18,881)
Net loss per diluted share	$(0.66)	$(0.37)	$(0.92)	$(0.68)
Weighted average shares outstanding—diluted	27,801,470	27,707,978	27,771,530	27,694,169
Number of stores open at the end of period	221	227

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss increased 82% to $18.4 million for the three months ended September 30, 2016, or $0.66 per diluted share, compared with net loss of $10.1 million, or $0.37 per diluted share, for the comparable prior year period. Net loss increased 36% to $25.6 million for the six months ended September 30, 2016, or $0.92 per diluted share, compared with net loss of $18.9 million, or $0.68 per diluted share, for the comparable prior period. The increase in net loss for the three months ended September 30, 2016 compared to the prior year period was primarily due to decreased net sales of 6.6%, partially offset by increased gross margin as a percentage of net sales and a decrease in advertising expense. The increased net loss for the six months ended September 30, 2016 was primarily due to a decrease in net sales of 5.4%, partially offset by increased gross margin as a percentage of net sales and decreased net advertising expense.
Net sales for the three months ended September 30, 2016 decreased 6.6% to $454.5 million from $486.9 million in the comparable prior year period. The decrease in net sales for the three month period was primarily the result of a comparable store sales decrease of 6.4%. Net sales for the six months ended September 30, 2016 decreased 5.4% to $878.1 million from $927.9 million in the comparable prior year period. The decrease in net sales for the six month period was primarily the result of a comparable store sales decrease of 5.2%.

Net sales mix and comparable store sales percentage changes by product category for the three and six months ended September 30, 2016 and 2015 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Appliances	63%	56%	64%	57%	5.7%	0.8%	4.7%	(0.7)%
Consumer electronics (1)	30%	38%	30%	37%	(25.1)%	(10.2)%	(21.6)%	(12.3)%
Home products (2)	7%	6%	6%	6%	(0.7)%	4.4%	(0.3)%	7.8%
Total	100%	100%	100%	100%	(6.4)%	(3.5)%	(5.2)%	(4.8)%

(1)	Primarily consists of televisions, audio, personal electronics, computers and tablets, and accessories.

(2)	Primarily consists of furniture and mattresses.
The decrease in comparable store sales for the three and six months ended September 30, 2016 was driven by a decrease in net sales of consumer electronics and home products, slightly offset by increases in appliances net sales. The comparable store sales increase of 5.7% and 4.7% for the three and six months ended September 30, 2016 in the appliance category is due to increases in unit demand partially offset by a decrease in average selling prices. The consumer electronics category comparable store sales decline of 25.1% for the three months ended September 30, 2016 was primarily due to a decline in units sold. For the six months ended September 30, 2016, the comparable store sales decline of 21.6% in consumer electronics was due to decreases in demand and average selling prices. The decrease of 0.7% and 0.3% for the three and six months ended September 30, 2016 in comparable store sales for the home products category was largely a result of decreases in demand offset by increases in average selling prices.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Gross profit margin, expressed as gross profit as a percentage of net sales, increased for the three months ended September 30, 2016 to 28.7% from 28.5% for the comparable prior year period. The increase was due to a favorable sales mix shift to product categories with higher gross profit margin rates, in addition to higher gross margin rates in consumer electronics offset by decreased gross margin rates in appliances and home products.
SG&A expense, as a percentage of net sales, increased 257 basis points, or $4.1 million, for the three months ended September 30, 2016 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was primarily the result of (i) 103 basis point, or $3.6 million, increase in delivery services due to increased number of deliveries in all categories due to free delivery promotions, (ii) 59 basis point, or $0.6 million, increase in occupancy costs due to increased utility costs and the deleveraging effect of the net sales decline, (iii) 50 basis point, or $2.3 million, increase for the costs associated with our logistics optimization and (iv) 42 basis point, or $0.8 million, increase in wages due to the deleveraging effect of the net sales decline.
Net advertising expense decreased 60 basis points, or $4.5 million, during the three months ended September 30, 2016 compared to the prior year period due to continued efficiency and effectiveness in our advertising spend.
Depreciation expense, as a percentage of net sales, decreased 17 basis points, or $1.3 million, during the three months ended September 30, 2016 compared to the prior year period. The reduction of expense was primarily the result of a lower depreciable asset base in the current year due to asset impairment charges recorded in fiscal 2016 compared to the comparable prior year period.
The Company continues to invest in its store layouts for our chain to better showcase its selections of appliances, consumer electronics and home products. For those stores remodeled, the Company typically sees positive same store sales improvement. For certain locations that were previously evaluated and fully impaired due to declining sales and profitability, the Company performed another evaluation of these locations as of September 30, 2016. Twenty-two stores with a aggregate net book value of $2.1 million were reduced to an estimated aggregate fair value of $0.7 million based on their projected cash flows, discounted at 15%. This resulted in a non-cash asset impairment charge of $1.4 million for the three months ended September 30, 2016. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.
Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015
Gross profit margin, expressed as gross profit as a percentage of net sales, increased for the six months ended September 30, 2016 to 29.8% from 29.4% for the comparable prior year period. The increase was due to a favorable sales mix shift to product categories with higher gross profit margin rates, in addition to higher gross margin rates in appliances and home products, partially offset by lower gross profit margin rates in consumer electronics.
SG&A expense, as a percentage of net sales, increased 149 basis points, or $1.0 million, for the six months ended September 30, 2016 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was the result of (i) 69 basis point increase, or $4.4 million, in delivery services due to increased number of deliveries in all categories due to free delivery promotions, (ii) 48 basis points, $0.8 million, increase in occupancy costs due primarily to increased utility expenses and the deleveraging effect of the net sales decline, (iii) 33 basis point, or $2.9 million, increase for costs associated with our logistics optimization and (iv) 21 basis point, or $2.5 million, increase in wages due to the deleveraging effect of the net sales decline. These increases were partially offset by a 48 basis point, or $4.4 million, decrease primarily due to one time consulting expenses incurred in the prior year to assist in our cost saving initiatives for fiscal 2016.
Net advertising expense decreased $4.7 million, or 23 basis points, during the six months ended September 30, 2016 compared to the prior year period due to continued efficiency and effectiveness in our advertising spend.
Depreciation expense, as a percentage of net sales, decreased 21 basis points, or $2.7 million, during the six months ended September 30, 2016 compared to the prior year period. The reduction of expense was primarily the result of a lower depreciable asset base in the current year due to asset impairment charges recorded in fiscal 2016 compared to the comparable prior year period.
The Company continues to invest in its store layouts for our chain to better showcase its selections of appliances, consumer electronics and home products. For those stores remodeled, the Company typically sees positive same store sales improvement. For certain locations that were previously evaluated and fully impaired due to declining sales and profitability, the Company performed another evaluation of these locations as of September 30, 2016. Twenty-two stores with a aggregate net book value of $2.1 million were reduced to an estimated aggregate fair value of $0.7 million based on their projected cash flows, discounted at 15%. This resulted in a non-cash asset impairment charge of $1.4 million for the six months ended September 30, 2016. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.
Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Six Months Ended
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$20,928	$9,620
Net cash used in investing activities	(11,548)	(8,134)
Net cash (used in) provided by financing activities	(11,876)	2,990
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
During the six months ended September 30, 2016, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2017 will be funded through cash, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Provided by Operating Activities. Net cash provided by operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, loss on early extinguishment of debt and stock compensation expense. Cash provided by operating activities was $20.9 million and $9.6 million for the six months ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities is primarily due to a lower level of inventory in the current year. This increase was partially offset by an increased net loss for the six months ended September 30, 2016, a decrease in accounts payable and increased receivables.
Cash Used In Investing Activities. Net cash used in investing activities was $11.5 million and $8.1 million for the six months ended September 30, 2016 and 2015, respectively. The increase in cash used in investing activities is primarily due to an increase in capital expenditures. In the six months ended September 30, 2016, we invested in six new Fine Lines departments, redesigned and remodeled existing stores and invested in infrastructure and e-commerce. In the six months ended September 30, 2015, we relocated one new store and invested in infrastructure and e-commerce.
Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities was $(11.9) million and $3.0 million for the six months ended September 30, 2016 and 2015, respectively. The increase in cash used in financing activities is due to the net repayments on the inventory financing facility compared to net borrowings in the prior year and the payment of financing costs related to the Amended Facility.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at September 30, 2016.
As of September 30, 2016 and March 31, 2016, Gregg Appliances had no borrowings outstanding under the Amended Facility. The total borrowing availability under the Amended Facility was $142.0 million and $139.9 million as of September 30, 2016 and March 31, 2016, respectively. The Company typically borrows based on LIBOR. As of September 30, 2016, the interest rate on the FILO based on LIBOR was 5.5%. The interest rate on the revolver based on LIBOR was 2.2% and 2.1% as of September 30, 2016 and March 31, 2016, respectively.
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
Contractual Obligations
The following table summarizes the advertising commitments we entered into during the three months ended September 30, 2016 (dollars are in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years
Advertising commitments	$53,330	50,580	2,750
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
As of September 30, 2016, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of September 30, 2016, we had no outstanding borrowings on our Amended Facility.

ITEM 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and SVP, Chief Financial Officer (principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
Our management, including our Chief Executive Officer and SVP, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and SVP, Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended September 30, 2016, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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

HHGREGG, INC.

By:	/s/ Kevin J. Kovacs
Kevin J. Kovacs SVP, Chief Financial Officer (Principal Accounting and Financial Officer)
Dated: November 8, 2016