Form 10-Q
period 2016-12-31
hhgregg, Inc.
filed 2017-01-26
CIK 1396279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of hhgregg, Inc.’s common stock outstanding as of January 20, 2017 was 27,808,166.

HHGREGG, INC. AND SUBSIDIARIES
Report on Form 10-Q
For the Quarter Ended December 31, 2016

Part I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements
HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
Net sales	$452,791	$593,219	$1,330,863	$1,521,158
Cost of goods sold	353,011	438,189	969,187	1,093,126
Gross profit	99,780	155,030	361,676	428,032
Selling, general and administrative expenses	116,077	116,533	341,812	341,116
Net advertising expense	26,005	34,168	70,637	83,476
Depreciation and amortization expense	7,013	8,355	21,059	25,115
Asset impairment charges	7,850	20,910	9,238	20,910
Loss from operations	(57,165)	(24,936)	(81,070)	(42,585)
Other expense (income):
Interest expense	1,106	727	2,827	1,966
Interest income	(2)	(2)	(24)	(9)
Total other expense	1,104	725	2,803	1,957
Loss before income taxes	(58,269)	(25,661)	(83,873)	(44,542)
Income taxes	—	1,252	—	1,252
Net loss	$(58,269)	$(26,913)	$(83,873)	$(45,794)
Net loss per share
Basic and diluted	$(2.10)	$(0.97)	$(3.02)	$(1.65)
Weighted average shares outstanding-basic and diluted	27,806,460	27,707,978	27,783,216	27,698,789
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2016	March 31, 2016
	(In thousands, except share data)
Assets
Current assets:
Cash	$1,953	$3,703
Accounts receivable—trade, less allowances of $11 and $5 as of December 31, 2016 and March 31, 2016, respectively	20,653	11,106
Accounts receivable—other	19,764	14,937
Merchandise inventories, net	210,820	256,559
Prepaid expenses and other current assets	5,545	6,333
Income tax receivable	68	1,130
Total current assets	258,803	293,768
Net property and equipment	74,365	87,472
Deferred financing costs, net	2,192	1,257
Other assets	2,930	2,855
Total long-term assets	79,487	91,584
Total assets	$338,290	$385,352
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,037	$107,474
Line of credit	30,250	—
Customer deposits	61,970	43,235
Accrued liabilities	42,765	43,370
Total current liabilities	234,022	194,079
Long-term liabilities:
Deferred rent	50,438	59,101
Other long-term liabilities	15,224	10,818
Total long-term liabilities	65,662	69,919
Total liabilities	299,684	263,998
Stockholders’ equity:
Preferred stock, par value $.0001; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	—	—
Common stock, par value $.0001; 150,000,000 shares authorized; 41,303,240 and 41,204,660 shares issued; and 27,806,558 and 27,707,978 outstanding as of December 31, 2016 and March 31, 2016, respectively	4	4
Additional paid-in capital	305,450	304,325
Accumulated deficit	(116,620)	(32,747)
Common stock held in treasury at cost 13,496,682, shares as of December 31, 2016 and March 31, 2016	(150,228)	(150,228)
Total stockholders’ equity	38,606	121,354
Total liabilities and stockholders’ equity	$338,290	$385,352
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 31, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(83,873)	$(45,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,059	25,115
Amortization of deferred financing costs	378	404
Stock-based compensation	1,169	2,423
Loss on early extinguishment of debt	126	—
Loss on sales of property and equipment	147	60
Asset impairment charges	9,238	20,910
Tenant allowances received from landlords	—	812
Changes in operating assets and liabilities:
Accounts receivable—trade	(9,547)	(3,036)
Accounts receivable—other	(4,827)	(1,512)
Merchandise inventories	45,739	(82,854)
Income tax receivable	1,062	4,864
Prepaid expenses and other assets	923	(352)
Accounts payable	3,681	62,456
Customer deposits	18,735	(557)
Income tax payable	—	1,129
Accrued liabilities	(649)	11,148
Deferred rent	(8,663)	(6,409)
Other long-term liabilities	4,606	(1,010)
Net cash used in operating activities	(696)	(12,203)
Cash flows from investing activities:
Purchases of property and equipment	(18,533)	(10,406)
Proceeds from sales of property and equipment	69	80
Purchases of corporate-owned life insurance	(210)	(160)
Net cash used in investing activities	(18,674)	(10,486)
Cash flows from financing activities:
Net borrowings on line of credit	30,250	—
Net repayments on inventory financing facility	(11,191)	(676)
Payment of financing costs	(1,439)	—
Net cash provided by (used in) financing activities	17,620	(676)
Net decrease in cash and cash equivalents	(1,750)	(23,365)
Cash and cash equivalents
Beginning of period	3,703	30,401
End of period	$1,953	$7,036
Supplemental disclosure of cash flow information:
Interest paid	$2,496	$1,572
Income taxes received	$(1,067)	$(4,721)
Capital expenditures included in accounts payable	$338	$503
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended December 31, 2016
(Dollars in thousands, Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2016	27,707,978	$—	$4	$304,325	$(32,747)	$(150,228)	$121,354
Net loss	—	—	—	—	(83,873)	—	(83,873)
Vesting of RSUs, net of tax withholdings	98,580	—	—	(44)	—	—	(44)
Stock compensation expense	—	—	—	1,169	—	—	1,169
Balance at December 31, 2016	27,806,558	$—	$4	$305,450	$(116,620)	$(150,228)	$38,606
See accompanying notes to condensed consolidated financial statements.

HHGREGG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies
Description of Business
hhgregg, Inc. (“hhgregg” or the “Company”) is an appliance, consumer electronics and home products retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 220 brick-and-mortar stores in 19 states that also offers market-leading global and local brands at value prices nationwide via www.hhgregg.com. The Company reports its results as one reportable segment.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. The Company does not expect to early adopt this ASU 2016-02 and is currently evaluating the effect that ASU

2016-02 will have on its consolidated financial statements and related disclosures and expects the guidance to have a material impact due to the significant number of store and distribution leases that the Company is under contract for.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to clarify the principles used to recognize revenue for all entities. The original standard was to be effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. While the Company is still in the process of evaluating the impact the adoption of this guidance will have on its financial position and results of operations, the Company does not currently expect a material impact on its consolidated financial statements, however some changes are expected regarding the timing of recognizing gift card breakage. The Company plans to complete its evaluation of the impact on its consolidated financial statements by the second half of our fiscal 2018.
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
The categorization of the framework used to value the property and equipment is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. The key inputs to the discounted cash flow model generally included the Company's forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as certain capital expenditures, as well as a discount rate.
The need for an impairment analysis to be performed at several locations was triggered by declining sales and overall declines in profitability in recent periods. As a result of these analyses, for the quarter ended December 31, 2016, property and equipment at 21 locations with a net book value of $7.2 million were reduced to an estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. This resulted in an asset impairment charge of $6.4 million for the three months ended December 31, 2016. For the quarter ended December 31, 2015, property and equipment at 40 locations with a net book value of $21.7 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. This resulted in an asset impairment charge of $20.9 million for the three and nine months ended December 31, 2015. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.
For certain remodeled locations that were previously evaluated and a portion of property and equipment was impaired due to declining sales and profitability, the Company performed another evaluation during the nine months ended December 31, 2016. A total of 37 stores with an aggregate net book value of $3.0 million were reduced to an estimated aggregate fair value of $0.2 million based on their projected cash flows, discounted at 15%. This resulted in a non-cash asset impairment charge of $1.5 million and $2.8 million for the three and nine months ended December 31, 2016. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, direct expenses and capital expenditures.
The following table summarizes the fair value measurement adjustments for property and equipment recorded during the three and nine months ended December 31, 2016 and 2015 (in millions).

	Three Months Ended		Nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Carrying value (pre-impairment)	$8.9	$21.7	$10.2	$21.7
Asset impairment charge (included in income from operations)	7.9	20.9	9.2	20.9
Remaining net carrying value	$1.0	$0.8	$1.0	$0.8
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable and customer deposits approximate fair value because of the short maturity of these instruments. Any outstanding amount on the Company’s line of credit approximates fair value as the interest rate is market based.

(3)	Property and Equipment
Property and equipment consisted of the following at December 31, 2016 and March 31, 2016 (in thousands):

	December 31, 2016	March 31, 2016
Machinery and equipment	$24,071	$23,700
Store fixtures and furniture	144,844	150,390
Vehicles	1,737	1,757
Signs	10,337	11,959
Leasehold improvements	96,858	103,908
Construction in progress	826	1,792
	278,673	293,506
Less accumulated depreciation and amortization	(204,308)	(206,034)
Net property and equipment	$74,365	$87,472

(4)	Net Loss per Share
Net loss per basic and diluted share is calculated based on the weighted-average number of outstanding common shares. When the Company reports net income, the calculation of net income per diluted share excludes shares underlying outstanding stock options and restricted stock units with exercise prices that exceed the average market price of the Company’s common stock for the period and certain options and restricted stock units with unrecognized compensation cost, as the effect would be antidilutive. Potential dilutive common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units. For the three and nine months ended December 31, 2016 and 2015, the diluted loss per common share calculation represents the weighted average common shares outstanding with no additional dilutive shares as the Company incurred a net loss for the periods and such shares would be antidilutive.

The following table presents net loss per basic and diluted share for the three and nine months ended December 31, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net loss (A)	$(58,269)	$(26,913)	$(83,873)	$(45,794)
Weighted average outstanding shares of common stock (B)	27,806,460	27,707,978	27,783,216	27,698,789
Common stock and potential dilutive common shares (C)	27,806,460	27,707,978	27,783,216	27,698,789
Net loss per share:
Basic (A/B)	$(2.10)	$(0.97)	$(3.02)	$(1.65)
Diluted (A/C)	$(2.10)	$(0.97)	$(3.02)	$(1.65)
Antidilutive shares not included in the net loss per diluted share calculation for the three months ended December 31, 2016 and 2015 were 2,018,490 and 3,238,355, respectively. Antidilutive shares not included in the net loss per diluted share calculation for the nine months ended December 31, 2016 and 2015 were 2,197,979 and 3,360,010, respectively.

(5)	Inventories
Net merchandise inventories consisted of the following at December 31, 2016 and March 31, 2016 (in thousands):

	December 31, 2016	March 31, 2016
Appliances	$120,144	$126,025
Consumer electronics	71,020	109,418
Home products	19,656	21,116
Net merchandise inventory	$210,820	$256,559

(6)	Debt
A summary of debt at December 31, 2016 and March 31, 2016 is as follows (in thousands):

	December 31, 2016	March 31, 2016
Line of credit	$30,250	$—
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment agreements or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2016.
As of December 31, 2016 and March 31, 2016, Gregg Appliances had $30.3 million and no borrowings, respectively, outstanding under the Amended Facility. The total borrowing availability under the Amended Facility was $94.1 million and $139.9 million as of December 31, 2016 and March 31, 2016, respectively. The Company typically borrows based on LIBOR. As of December 31, 2016, the interest rate on the FILO based on LIBOR was 5.5%. The interest rate on the revolver based on LIBOR was 2.5% and 2.1% as of December 31, 2016 and March 31, 2016, respectively.

(7)	Stock-based Compensation
Effective June 20, 2014, the Company adopted an Amendment to the hhgregg, Inc. 2007 Equity Incentive Plan which increased the number of shares of common stock reserved for issuance under the Plan to 9,000,000.
Stock Options
The following table summarizes the stock option activity under the Company’s 2007 Equity Incentive Plan for the nine months ended December 31, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2016	2,827,168	$11.86
Granted	—	—
Exercised	—	—
Forfeited	(137,001)	6.83
Expired	(1,291,229)	13.06
Outstanding at December 31, 2016	1,398,938	$11.25

Time Vested Restricted Stock Units
During the nine months ended December 31, 2016, the Company granted 1,339,530 time vested restricted stock units (“RSUs”) under the 2007 Equity Incentive Plan to certain employees and directors of the Company. The RSUs vest in equal amounts over a three-year period beginning on the first anniversary of the date of grant. Upon vesting, the outstanding number of RSUs will be converted into shares of common stock. RSUs are forfeited if they have not vested before the participant's service to the Company terminates for any reason other than death or total permanent disability or certain other circumstances as described in such participant’s RSU agreement. Upon death or disability, the participant is entitled to receive a portion of the award based upon the period of time lapsed between the date of grant of the RSU and the termination of service as an employee or director. The fair value of RSU awards is based on the Company’s stock price at the close of the market on the date of grant. The weighted average grant date fair value for the RSUs issued during the nine months ended December 31, 2016 was $1.67.
The following table summarizes RSU vesting activity for the nine months ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	370,383	$4.83
Granted	1,339,530	1.67
Vested	(121,654)	5.65
Forfeited	(185,047)	2.46
Nonvested at December 31, 2016	1,403,212	$2.05

(8)	Contingencies

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
Overview
hhgregg is an appliance, electronics and furniture retailer that is committed to providing customers with a truly differentiated purchase experience through superior customer service, knowledgeable sales associates and the highest quality product selections. Founded in 1955, hhgregg is a multi-regional retailer with 220 brick-and-mortar stores in 19 states that also offers its market-leading global and local brands at value prices nationwide via hhgregg.com. References to fiscal years in this report relate to the respective 12 month period ended March 31. Our 2017 fiscal year is the 12 month period ending on March 31, 2017.
Comparable store sales are comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our website. Stores that are closed are excluded from the calculation the month of closing. The method of calculating comparable store sales varies across the retail industry, and our method of calculating comparable store sales may not be the same as other retailers’ methods.
Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of appliance, consumer electronics and home furniture products. We also offer additional products not available in our store locations online at www.hhgregg.com. Appliance and consumer electronics sales comprised 94% of our net sales mix for the nine months ended December 31, 2016 and December 31, 2015.
We strive to differentiate ourselves through our customer purchase experience. This starts with a highly-trained, consultative commissioned sales force which educates our customers on the features and benefits of our products, followed by rapid product delivery and installation, and ends with post-sales support services. We carefully monitor our competition to ensure that our prices are competitive in the marketplace. Our experience has been that informed customers often choose to buy a more heavily-featured product once they understand the applicability and benefits of its features. Heavily-featured products typically carry higher average selling prices and higher margins than less-featured, entry-level price point products.
In response to the declines in our overall comparable store sales, for fiscal 2017 we are focused on two specific actions.
Our first focus for fiscal 2017 is increasing net sales. The appliance category continues to be the centerpiece of our business, and as such, we continue to drive specific initiatives around the category. We continue to enhance our product selection by adding additional Fine Lines departments. Fine Lines departments incorporate ultra premium appliances brands that are only available to our customers in stores with Fine Lines departments. As of December 31, 2016, we operated 17 stores with Fine Lines departments with an additional four Fine Lines departments expected to open during the fiscal 2017 fourth quarter. In addition to the Fine Lines departments, to drive appliance revenues, we continue to offer promotions focused on appliances, including free delivery. For the nine months ended December 31, 2016, appliances accounted for 60% of our total revenues and appliance same store sales had increased 1.8%.
To further grow revenues in all departments, we expanded our product selection through www.hhgregg.com. Our investments in www.hhgregg.com are expected to increase the online purchase of products by consumers as well as expand the endless aisle concept, offering products not available in stores through www.hhgregg.com and the in-store Store2Door kiosk. The Store2Door kiosk, as well as the Store2Door web feature, allows customers to purchase products not available in the store and have them delivered to their home. During the nine months ended December 31, 2016, we increased online sales by 15.3%

compared to the nine months ended December 31, 2015. In all of our categories, we continue to offer delivery and installation capabilities and are investing in the infrastructure and revenue generating capabilities of these areas by improving upon the Store2Door service.
We continue to reset the layout of our stores to better showcase our selection of appliances, consumer electronics and home products. These changes are designed to make our stores more visually appealing to our customers, as well as to display merchandise by functionality. For instance, furniture and appliances are prominently displayed in the front of our stores successfully reset. We have completed 101 of the 114 fiscal 2017 planned existing store resets as of December 31, 2016. We plan on completing the resets of the 13 additional stores during the fourth quarter of fiscal 2017 bringing our total resets completed to 152 stores.
Our goal is to establish long-term relationships with our customers through our stores and our website. We want to gain our customer's trust during the sales process. To accomplish this goal, we will continue to train and develop our consultative sales staff to enable them to educate our customers on the benefits of our feature-rich products. We also offer the ultimate price center which shows the customer the competitor's price of most of our products in the store so that the customer can see that they are paying the lowest price possible. In addition, we offer a comprehensive suite of services including delivery and installation, third-party premium service plans and third-party in-home service and repair, and repair and maintenance of our products. By putting the customer first, we believe we gain our customer's trust and ensure that the customer has a positive sales experience, which we believe leads to repeat business.
Our second focus for fiscal 2017 is productivity. We continue to focus on reducing our overall selling, general and administrative expenses including store level, corporate and logistics expenses. We began restructuring our logistics network in our second fiscal 2017 quarter by combining our Indianapolis and Chicago distribution centers into a new facility in the Cincinnati area and right-sizing the warehouses in the Indianapolis and Chicago market for local deliveries. The restructuring was complete in October 2016. Unfortunately, the efficiencies we expected were not achieved in the quarter ended December 31, 2016. We are correcting the issues and expect to see efficiencies in the fourth quarter. To date, we incurred $5.6 million of non-recurring costs related to this logistics restructure. We also continue to evaluate inventory productivity to determine ways to reduce inventory in all categories. As a result of our evaluation, as of December 31, 2016, our inventory levels were down 38.1%, or $129.5 million, compared to December 31, 2015. Finally, using the knowledge we obtained during fiscal 2016, we continue to optimize our fiscal 2017 marketing spend to the most effective mediums to drive in-store and online traffic.
Business Strategy and Core Philosophies. Our business strategy is centered around offering our customers a superior customer purchase experience. From the time the customers walk in the door, they experience a well-designed, customer-friendly store. Our stores are brightly lit and have clearly distinguished departments that allow our customers to find what they are looking for. We greet and assist our customers with our highly-trained consultative sales force, who educate our customers about the different product features.
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
Retail appliance sales are correlated to the housing industry and housing turnover. As more people purchase existing homes in the market, appliance sales tend to trend upward. Conversely, when demand in the housing market declines, appliance sales are negatively impacted. The U.S. Census Bureau’s data on New Residential Construction shows that U.S. Housing Start-Up’s experienced a 5.6% increase for the twelve-month period ended November 30, 2016 over the prior year comparable period. The appliance industry has benefited from increased innovation in energy efficient products. While these energy efficient products typically carry a higher average selling price than traditional products, they provide the consumer significant dollars in annual energy savings. Average unit selling prices of major appliances are not expected to change dramatically in the foreseeable future. For the nine months ended December 31, 2016 we experienced a low single digit decrease in average unit selling prices in appliances compared to the nine months ended December 31, 2015. For the nine months ended December 31, 2016, we generated 60% of total product sales from the sale of home appliances. With the addition of the Fine Lines departments, promotions aimed towards appliances and refined product assortments by geography, we were successful in driving additional traffic, and converting that into additional revenues for the appliance category for the nine months ended

December 31, 2016. We had a comparable store sales increase of 1.8% in appliances for the nine months ended December 31, 2016.
The consumer electronics industry is dependent on new product innovations to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points. Over time, price points gradually decline to drive consumption. Accordingly, there has been consistent price compression in flat panel televisions for equivalent screen sizes in recent years without a widely accepted innovation in technology to offset this compression. As new technology has not been sufficient to keep demand constant, the industry has experienced declining demand, gross margin rates, and average selling prices. Over the last couple of years, we have proactively shifted our focus towards larger screen sizes with higher profit margins, which has also resulted in lost market share in the consumer electronics category, as we offered fewer smaller screen size televisions. In addition, we have seen the integration of traditional consumer electronics devices to connected devices in the last few years. For the nine months ended December 31, 2016, we generated 34% of total product sales from the sale of consumer electronics. For calendar 2017, the U.S. Consumer Technology Association projects that unit sales of digital displays will be down 1.9% compared to calendar 2016. For the nine months ended December 31, 2016, we had a comparable store sales decrease of 29.6% for consumer electronics. Our decrease in comparable store sales was due to declines in units sold, especially in smaller television screen sizes, and declines in average selling prices in all screen sizes. We have made the strategic decision to focus on the more profitable large premium televisions. As a result of this strategic decision, we would expect to continue to see declines in comparable store sales but improvements in margins.
In previous years, we have introduced new products to help offset falling market demand and market share losses of our product categories. We will continue to monitor the performance of these categories, along with market share shifts between the competitive set in our existing categories. We continue to refine our assortment in the furniture category and focus on the great room, a large room in a modern house that combines features of a living room with those of a dining room or family room. Even though we experienced a slight decrease in same store sales for our home products for the nine months ended December 31, 2016, we are optimistic we will benefit from the growth experienced by the industry. Our home products comparable store sales for nine months ended December 31, 2016 decreased 3.3% from the prior year. For the nine months ended December 31, 2016, we generated 6% of total product sales from the sale of furniture and mattresses.
Seasonality. Our business is seasonal, with a higher portion of net sales, operating costs, and operating profit realized during the quarter that ends December 31st due to the overall demand for consumer electronics during the Thanksgiving and Christmas holiday shopping season. For fiscal 2017 we had a comparable store sales decrease of 38.6% in consumer electronics for the three months ended December 31, 2016 resulting in lower net sales and operating profit in the quarter ending December 31, 2016 than we historically have experienced. Appliance sales are impacted by seasonal weather patterns, but are less seasonal than our electronics business and help to offset the seasonality of our overall business.

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

Results of Operations
Operating Performance. The following table presents selected unaudited condensed consolidated financial data (in thousands, except share amounts, per share amounts, and store count data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(unaudited)	2016	2015	2016	2015
Net sales	$452,791	$593,219	$1,330,863	$1,521,158
Net sales % decrease	(23.7)%	(10.9)%	(12.5)%	(7.5)%
Comparable store sales % decrease (1)	(22.2)%	(10.8)%	(11.8)%	(7.3)%
Gross profit as a % of net sales	22.0%	26.1%	27.2%	28.1%
SG&A as a % of net sales	25.6%	19.6%	25.7%	22.4%
Net advertising expense as a % of net sales	5.7%	5.8%	5.3%	5.5%
Depreciation and amortization expense as a % of net sales	1.5%	1.4%	1.6%	1.7%
Asset impairment charges as a % of net sales	1.7%	3.5%	0.7%	1.4%
Loss from operations as a % of net sales	(12.6)%	(4.2)%	(6.1)%	(2.8)%
Net interest expense as a % of net sales	0.2%	0.1%	0.2%	0.1%
Income tax expense as a % of net sales	—%	0.2%	—%	0.1%
Net loss	$(58,269)	$(26,913)	$(83,873)	$(45,794)
Net loss per diluted share	$(2.10)	$(0.97)	$(3.02)	$(1.65)
Weighted average shares outstanding—diluted	27,806,460	27,707,978	27,783,216	27,698,789
Number of stores open at the end of period	220	227

(1)	Comprised of net sales at stores in operation for at least 14 full months, including remodeled and relocated stores, as well as net sales for our e-commerce site.
Net loss increased 117% to $58.3 million for the three months ended December 31, 2016, or $2.10 per diluted share, compared with net loss of $26.9 million, or $0.97 per diluted share, for the comparable prior year period. Net loss increased 83% to $83.9 million for the nine months ended December 31, 2016, or $3.02 per diluted share, compared with net loss of $45.8 million, or $1.65 per diluted share, for the comparable prior period. The increase in net loss for the three and nine months ended December 31, 2016 compared to the prior year period was due to decreased net sales of 23.7% and 12.5% for the three and nine months ended December 31, 2016, respectively, and decreased gross margins, as a percentage of sales. These decreases were partially offset by a lower asset impairment charge in the current periods as compared to the prior year periods and a decrease in advertising expense.
Net sales for the three months ended December 31, 2016 decreased 23.7% to $452.8 million from $593.2 million in the comparable prior year period. The decrease in net sales for the three month period was primarily the result of a comparable store sales decrease of 22.2%. Net sales for the nine months ended December 31, 2016 decreased 12.5% to $1.3 billion from $1.5 billion in the comparable prior year period. The decrease in net sales for the nine month period was primarily the result of a comparable store sales decrease of 11.8%.
Net sales mix and comparable store sales percentage changes by product category for the three and nine months ended December 31, 2016 and 2015 were as follows:

	Net Sales Mix Summary				Comparable Store Sales Summary
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Appliances	53%	43%	60%	52%	(4.2)%	(10.4)%	1.8%	(4.1)%
Consumer electronics (1)	41%	52%	34%	42%	(38.6)%	(12.2)%	(29.6)%	(12.3)%
Home products (2)	6%	5%	6%	6%	(9.0)%	3.3%	(3.3)%	6.2%
Total	100%	100%	100%	100%	(22.2)%	(10.8)%	(11.8)%	(7.3)%

(1)	Primarily consists of televisions, audio, personal electronics, computers and tablets, and accessories.

(2)	Primarily consists of furniture and mattresses.

The decrease in comparable store sales for the three months ended December 31, 2016 was driven by a decrease in net sales in all categories. The decrease in net sales for the nine months ended December 31, 2016 was driven by a decrease in net sales of consumer electronics and home products, slightly offset by increases in appliances net sales. The comparable store sales decrease of 4.2% for the three months ended December 31, 2016 in the appliance category is due to decreases in both unit demand and in average selling prices. The comparable store sales increase of 1.8% for the nine months ended December 31, 2016 in the appliance category is due to increases in unit demand partially offset by a decrease in average selling prices. The consumer electronics category comparable store sales declines of 38.6% and 29.6% for the three and nine months ended December 31, 2016, respectively, were primarily due to declines in units sold, especially in smaller television screen sizes, and average selling prices declines in all screen sizes. The decrease of 9.0% in comparable store sales for the home products category for the three months ended December 31, 2016 was largely a result of decreases in demand and average selling prices. The decrease of 3.3% in comparable store sales for the home products category for the nine months ended December 31, 2016 was largely a result of decreases in demand offset by increases in average selling prices.
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the three months ended December 31, 2016 to 22.0% from 26.1% for the comparable prior year period. The decrease was primarily due to lower gross margin rates in all categories, primarily in consumer electronics, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates.
SG&A expense, as a percentage of net sales, increased 599 basis points and decreased $0.5 million, for the three months ended December 31, 2016 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was primarily the result of the deleveraging effect of the net sales decline. As a percentage of net sales, wages and occupancy costs increased 186 basis points and 142 basis points, respectively, for the three months ended December 31, 2016 compared to the comparable prior year period. In addition, wages decreased $2.0 million primarily due to lower commissions paid as a result of decreased sales partially offset by increased wages due to the unexpected non-recurring costs relating to the distribution center consolidation. Occupancy costs decreased $1.1 million, compared to the prior year period, primarily due to lower rents due to closing stores and common annual maintenance adjustments for leased properties. Delivery services increased 138 basis points as a percentage of net sales, or $2.5 million, primarily due to the increased number deliveries in all categories due to free delivery promotions.
Net advertising expense decreased 2 basis points as a percentage of net sales, or $8.2 million, during the three months ended December 31, 2016 compared to the prior year period due to a reduction in gross advertising spend driven by continued efficiency in our advertising spend.
Depreciation expense, as a percentage of net sales, increased 14 basis points and decreased $1.3 million, during the three months ended December 31, 2016 compared to the prior year period. The reduction of expense was primarily the result of a lower depreciable asset base in the current year due to asset impairment charges recorded in fiscal 2016 compared to the comparable prior year period. The increase in depreciation expense as a percentage of sales is due to the deleveraging effect of the net sales decline.
Due to declining sales and overall declines in profitability in the third fiscal quarter the Company performed a detailed store impairment analysis as of December 31, 2016. As a result of this impairment analysis, property and equipment at 21 locations with a net book value of $7.2 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. The Company continues to invest in its store layouts to better showcase its selections of appliances, consumer electronics and home products. For certain locations that were previously evaluated and fully impaired due to declining sales and profitability, the Company performed another evaluation as of December 31, 2016. Thirty-one stores with an aggregate net book value of $1.7 million were reduced to an estimated aggregate fair value of $0.2 million based on their projected cash flows, discounted at 15%. As a result of these analyses, the Company recorded an asset impairment charge of $7.9 million for the three months ended December 31, 2016. For the three months ended December 31, 2015, property and equipment at 40 locations with a net book value of $21.7 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%.This resulted in an asset impairment charge of $20.9 million for the three months ended December 31, 2015. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.
There was no income tax expense or benefit recorded for the third fiscal quarter due to our full valuation allowance. For the three months ended December 31, 2015, we recorded $1.3 million income tax expense due primarily to the settlement of an Internal Revenue Service examination for the prior year.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015
Gross profit margin, expressed as gross profit as a percentage of net sales, decreased for the nine months ended December 31, 2016 to 27.2% from 28.1% for the comparable prior year period. The decrease was primarily due to lower gross margin rates in all categories, partially offset by a favorable sales mix shift to product categories with higher gross profit margin rates.
SG&A expense, as a percentage of net sales, increased 325 basis points, or $0.6 million, for the nine months ended December 31, 2016 compared to the comparable prior year period. The increase in SG&A as a percentage of net sales was primarily the result of the deleveraging effect of the net sales decline. As a percentage of net sales, wages and occupancy costs increased 105 basis points and 82 basis points, respectively, for the nine months ended December 31, 2016 as compared to the comparable prior year period. In addition, wages decreased $1.6 million for the nine months ended December 31, 2016 compared to the comparable prior year period primarily due to lower commissions paid as a result of decreased sales and a reduction in bonus expense in the current year as compared to the prior year period. Occupancy costs decreased $1.0 million, for the nine months ended December 31, 2016, compared to the prior year period, primarily due to common annual maintenance adjustments for leased properties. Delivery services increased 96 basis points as a percentage of net sales, or $6.9 million, for the nine months ended December 31, 2016 as compared to the comparable prior year period, primarily due to the increased number deliveries in all categories due to free delivery promotions.
Net advertising expense decreased $12.8 million, or 18 basis points as a percentage of net sales, during the nine months ended December 31, 2016 compared to the prior year period due to a reduction in gross advertising spend driven by continued efficiency in our advertising spend.
Depreciation expense, as a percentage of net sales, decreased 7 basis points, or $4.1 million, during the nine months ended December 31, 2016 compared to the prior year period. The reduction of expense was primarily the result of a lower depreciable asset base in the current year due to asset impairment charges recorded in fiscal 2016 compared to the comparable prior year period.
Due to declining sales and overall declines in profitability in the nine months ended December 31, 2016 the Company performed a detailed store impairment analysis as of December 31, 2016. As a result of the nine months ended December 31, 2016 impairment analysis, property and equipment at 21 locations with a net book value of $7.2 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%. The Company continues to invest in its store layouts to better showcase its selections of appliances, consumer electronics and home products. For certain locations that were previously evaluated and fully impaired due to declining sales and profitability, the Company performed another evaluation as of December 31, 2016. Thirty-seven stores with an aggregate net book value of $3.0 million were reduced to an estimated aggregate fair value of $0.2 million based on their projected cash flows, discounted at 15%. As a result of these analyses, the Company recorded an asset impairment charge of $9.2 million for the nine months ended December 31, 2016. For the nine months ended December 31, 2015, property and equipment at 40 locations with a net book value of $21.7 million were reduced to estimated aggregate fair value of $0.8 million based on their projected cash flows, discounted at 15%.This resulted in an asset impairment charge of $20.9 million for the three months ended December 31, 2015. The fair values were determined using a probability based cash flow analysis based on management's estimates of future store-level sales, gross margins, and direct expenses.
There was no income tax expense or benefit recorded for the nine months ended December 31, 2016 due to our full valuation allowance. For the nine months ended December 31, 2015, we recorded $1.3 million income tax expense due primarily to the settlement of an Internal Revenue Service examination for the prior year.

Liquidity and Capital Resources
The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Nine Months Ended
	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(696)	$(12,203)
Net cash used in investing activities	(18,674)	(10,486)
Net cash provided by (used in) financing activities	17,620	(676)
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
During the nine months ended December 31, 2016, we continued to invest in our infrastructure, including management information systems, e-commerce and distribution capabilities, as well as incur capital remodeling and improvement costs. Capital expenditures for fiscal 2017 will be funded through cash, borrowings under our Amended Facility described below and tenant allowances from landlords.
Cash Used in Operating Activities. Net cash used in operating activities primarily consists of net loss as adjusted for increases or decreases in working capital and non-cash charges such as depreciation, asset impairment, loss on early extinguishment of debt and stock compensation expense. Cash used in operating activities was $0.7 million and $12.2 million for the nine months ended December 31, 2016 and 2015, respectively. The decrease in cash used in operating activities is primarily due to a lower level of inventory in the current year and an increase in customer deposits. These increases were partially offset by an increased net loss for the nine months ended December 31, 2016, a decrease in accounts payable and accrued liabilities and decreased non-cash asset impairment charge in the current year period.
Cash Used In Investing Activities. Net cash used in investing activities was $18.7 million and $10.5 million for the nine months ended December 31, 2016 and 2015, respectively. The increase in cash used in investing activities is primarily due to an increase in capital expenditures. In the nine months ended December 31, 2016, we invested capital in six new Fine Lines departments, one store relocation, a new regional distribution center, a local delivery center, the redesign and remodeling of 101 existing stores and infrastructure and e-commerce. In the nine months ended December 31, 2015, we opened one new store with a Fine Lines department, redesigned and remodeled existing stores and invested in infrastructure and e-commerce.
Cash Provided by (Used In) Financing Activities. Net cash provided by (used in) financing activities was $17.6 million and $(0.7) million for the nine months ended December 31, 2016 and 2015, respectively. The increase in cash provided by financing activities is due to $30.3 million of net borrowings under our Amended Facility, as described below, partially offset by greater net repayments on the inventory financing facility compared to the prior year and the payment of financing costs related to the Amended Facility.
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
The Amended Facility places limitations on the ability of Gregg Appliances to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions, enter into unrelated businesses, open collateral locations outside of the United States, or enter into consignment assignments or floor plan financing arrangements. The Amended Facility also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Gregg Appliances was in compliance with the restrictions and covenants of the Amended Facility at December 31, 2016.
As of December 31, 2016 and March 31, 2016, Gregg Appliances had $30.3 million and no borrowings, respectively, outstanding under the Amended Facility. The total borrowing availability under the Amended Facility was $94.1 million and $139.9 million as of December 31, 2016 and March 31, 2016, respectively. The Company typically borrows based on LIBOR. As of December 31, 2016, the interest rate on the FILO based on LIBOR was 5.5%. The interest rate on the revolver based on LIBOR was 2.5% and 2.1% as of December 31, 2016 and March 31, 2016, respectively.
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
As of December 31, 2016, our debt was comprised of our Amended Facility.
Interest on borrowings under our Amended Facility is payable monthly at a fluctuating rate based on the bank’s prime, LIBOR, or Eurodollar rates plus an applicable margin based on the average quarterly excess availability. As of December 31, 2016, we had $30.3 million outstanding borrowings on our Amended Facility. A hypothetical 100 basis point increase in the bank's prime rate would decrease our annual pre-tax income by approximately $0.3 million.

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
Our management, including our Chief Executive Officer and Senior Vice President, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

ITEM 1.	Legal Proceedings

For a description of our legal proceedings, see Note 8, Contingencies, of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
Other than the risk factor set below, there have been no material changes to the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 19, 2016. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

If we fail to comply with the continued listing requirements of the NYSE, our common stock may be subject to delisting.

We currently meet the continued listing standards of the New York Stock Exchange (NYSE). However, we cannot assure you that we will be able to continue to comply with the listing standards that we are required to meet to maintain a listing of our common stock on the NYSE, such as an average closing price of at least $1.00 and a minimum stockholders equity and market value of our listed securities of at least $50 million. Our common stock is currently trading at a price of less than $1.00 per share and our stockholders equity and market capitalization is below $50 million. If we fail to meet these standards for 30 consecutive trading days, we may receive a notice from the NYSE that we have failed to comply with the NYSE’s listing standards. Our failure to continue to meet these requirements may result in our common stock being delisted from the NYSE. If we receive a deficiency notice, there can be no assurance that we will be able to regain compliance or that any appeal of a decision to delist our common stock would be successful.

If the NYSE delists our common stock, we could face significant material adverse consequences, including (i) a limited availability of market quotations for our shares; (ii) reduced price and liquidity with respect to our shares which may materially limit your ability to sell shares of common stock; (iii) a determination that the common stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares; (iv) a limited amount of news and analyst coverage for our company; and (v) a decreased ability to issue additional securities or obtain additional financing in the future.

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

101
The following materials from hhgregg, Inc.’s Form 10-Q for the quarterly period ended December 31, 2016, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Statements of Operations-unaudited; (ii) Condensed Consolidated Balance Sheets-unaudited; (iii) Condensed Consolidated Statements of Cash Flows-unaudited; (iv) Condensed Consolidated Statement of Stockholders’ Equity-unaudited; and (v) Notes to Condensed Consolidated Financial Statements-unaudited.

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
Dated: January 26, 2017